Form 10-Q
period 2008-09-30
FLUID SOLUTIONS, INC.
filed 2009-02-05
CIK 1444403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September  30, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________   to____________

       FLUID SOLUTIONS, INC.

 (Name of small business issuer specified in its charter)

Nevada	80-0250289
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

190 N. Canon Drive Suite 420
Beverly Hills, CA	90210
(Address of principal executive offices)	Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, anon –accelerated filer, or a smaller reporting company.   See definitions of large accelerated filer, accelerated filer and smaller reporting company in Section 12b-2 of the Exchange Act.

Large accelerated filer   ___                                                    Accelerated filer

Non-accelerated filer       X                                                     Smaller reporting company

As of September  30, 2008, the issuer had  30,000 shares of common stock outstanding and 0 shares of preferred stock outstanding.

Transitional Small Business Disclosure Format:     Yes   ☐     No   ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Report on form 10, as amended, previously filed with the Commission.

Fluid Solutions, Inc. (a Development Stage Company) Balance Sheet (Unaudited)
September,30, 2007
ASSETS

Current Assets

Cash in bank	$ 139

Total Current Assets	139

TOTAL ASSETS	139

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Loans from related party	14,300

Total Liabilities	14,300

EQUITY

Common stocks , $.0001 par value
Authorized shares; 100,000,000
Issued and outstanding shares;
30,000 at September 30, 2008	30

Paid in capital	29,970
Deficit accumulated during development stage	(44,161)
Total Stockholders’ Equity	(14,161)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$139

See accompanying notes to financial statements

Fluid Solutions, Inc. (a Development Stage Company) Statement of Operations (Unaudited)
		For the Period
		December 31, 2007
	Nine months ended	(inception) through
	September 30, 2008	September 30, 2008

INCOME	$ --	$ --

Total Income	--	--

EXPENSES	9,900	44,161
General and Administrative

Total Expenses	9,900	44,161

NET INCOME (LOSS)	(9,900)	(44,161)

See accompanying notes to financial statements

Fluid Solutions, Inc. (a Development Stage Company) Statement of Cash Flows (Unaudited)

		For the period
		December 31, 2007
	Nine months ended	(inception) through
	September 30, 2008	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Increase in cash resulting from operations	$ (9,900)	$ (44,161)

Adjustments to reconcile net income to net cash
Provided in operating activities:

Net loss
	(9,900)	(44,161)

Total cash used in operating and investing activities	(9,900)	(44,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	4,300	14,300
Net proceeds from issuance of common stock	30,000	30,000

Total cash from financing activities	34,300	44,300

INCREASE (DECREASE) IN CASH	(5,600)	139
BEGINNING CASH	5,739	--

ENDING CASH	$ 139	$ 139

Supplemental disclosure of cash flow information:

Interest paid	$ --	$ --

Income tax paid	--	--

See accompanying notes to financial statements

Deficit
	Number of	Common		Accumulated
	Shares	Stock at	Paid in	During
	Outstanding	Par Value	Capital	Development	Total

Beginning balance	--	$ --	$ --	$ --	$ --

Stocks issued for cash Loss year ended December 31, 2007 Loss six months ended September 30, 2008 Stocks issued for cash	20,000 10,000	20 10	19,980 9,900	(20,000) (14,261)	-- (20,000) (14,261)
Loss nine months ended
Sept. 30, 2008	--	--	--	(9,900)	(9,900)

Balance at Sept. 30, 2008
	30,000	30	29,880	(44,161)	(44,161)

See accompanying notes to financial statements

NOTE 1: HISTORY OF OPERATIONS

Fluid Solutions, Inc. was incorporated on December 31, 2007 in the State of Nevada.  The Company has a plan of operations to bottle and sell natural mineral water and flavored mineral water.

NOTE 2: CONTINUED EXISTENCE

The Company has not generated any significant revenue during the period ended September 30, 2008 and has funded its operations primarily through the issuance of equity. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company, as described above, is in the business of investing in operations of other companies. There can be no assurance that the Company will be successful in its endeavor.

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation.

Shares of the Company’s common stock may be issued for services. These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon what the price of the common stock is on the date of each respective transaction.

Estimates.

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Instruments.

The carrying amounts for the Company’s cash, accounts payable, accrued liabilities and current portion of long term debt approximate fair value due to the short-term maturity of these instruments.

Income Taxes.

In February 1992, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board (“APB”) Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) Per Share.

In February 1997, the FASB issued SFAS No. 128, “Earnings per Share.” SFAS No. 128 simplifies the standards for computing earnings per share (“EPS”) and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data was restated.

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

NOTE 4: RELATED PARTY TRANSACTIONS

On December 31, 2007, 20,000 shares of common stock were issued to officer director Pantelis Zachos, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for setup costs and the company’s business plan.

NOTE 5: SUBSEQUENT EVENTS

In October 2008, the company underwent a 1000-1 forward split of its common share capital.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operation contained in the Company’s Report on Form 10 for the period ended December 31, 2007, as amended, filed with the Securities and Exchange Commission.

Forward Looking Statements

This discussion and the accompanying financial statements (including the notes thereto) may contain “forward-looking statements” that relate to future events or our future financial performance, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Risk Factors” in Part II Item 1a. and those included elsewhere in this filing.  For a more detailed discussion of risks and uncertainties, see the Company’s public filings made with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

Plan of Operations

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Registration Statement. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended September 30, 2008, included in this Form 10Q.

Cash Equivalents

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Stock Based Compensation.

Shares of the Company’s common stock may be issued for services. These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon what the price of the common stock is on the date of each respective transaction.

Estimates.

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period ended September 30, 2008.

Income Taxes.

In February 1992, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board (“APB”) Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) Per Share.

In February 1997, the FASB issued SFAS No. 128, “Earnings per Share.” SFAS No. 128 simplifies the standards for computing earnings per share (“EPS”) and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data was restated.

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period ended September 30, 2008, the Company had no revenue.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s business activities contain elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets are valued at fair value as determined in good faith by or under the direction of the Board of Directors (which is based, in part, on quoted market prices). Market prices of common equity securities in general, are subject to fluctuations which could cause the amount to be realized upon sale to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the Company’s portfolio companies, the relative prices of alternative investments, general market conditions and supply and demand imbalances for a particular security.

Neither the Company’s investments nor an investment in the Company is intended to constitute a balanced investment program. The Company will be subject to exposure in the public—market pricing and the risks inherent therein.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008, due to material weaknesses in internal control over financial reporting observed as a result of the evaluation, the Company has instituted a new system of controls and procedures which management believes is effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Item 4T: Controls and Procedures

This item is not applicable because this is not an annual report for a fiscal year ending on or after September 30, 2007 but before December 15, 2008.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company is, and in the future may be, subject to various disputes, claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, employment and other matters, which could involve substantial amounts of damages. In the opinion of management, any liability related to any such known proceedings would have a material adverse effect on the business or financial condition of the Company.  Additionally, from time to time, we may pursue litigation against third parties to enforce or protect our rights under our contracts, trademarks, trade secrets and our intellectual property rights generally.  At the present time, the Company is not the subject of any lawsuits or claims.

Item 1A Risk Factors

We are subject to various risks which may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occur, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

We Will Need to Raise  Capital to Finance Our Plan of Operations

Such financing has historically come from a combination of borrowings and from the sale of common stock to third parties. We will need to raise additional capital to fund our anticipated operating expenses and future investments. Among other things, external financing will be required to cover our expenses. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

There is Substantial Doubt About Our Ability to Continue as a Going Concern, which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our September 30, 2007 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock Has No Market and May Never Develop a Market.

Prior to this offering, there has been no market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all.  After closing, management intends to apply to American Stock Exchange (AMEX) if qualified, or to another exchange it may qualify for, such as OTCQX Premium Tier, but there can be no assurance that such listing will be accepted.

If Our Stock Does Develop a Market, It May Be Affected By Limited Trading Volume and May Fluctuate Significantly

Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

We Could Fail to Retain or Attract Key Personnel

Our future success depends, in significant part, on the continued services of Kenneth Eade. We cannot assure you that we would be able to find an appropriate replacement for key personnel. Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan. We do not presently maintain key-man life insurance policies on Mr. Eade.

Nevada Law and Our Charter May Inhibit a Takeover of Our Company That Stockholders May Consider Favorable

Provisions of Nevada law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

Our Officers and Directors Have the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and Their Interests May Differ From Other Stockholders

Our executive officers and directors, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these executive officers and directors may differ from the interests of the other stockholders.

The Penny Stock Rules will cover our stock, which may make it difficult for a broker to sell investors= shares.  This may make our stock less marketable, and liquid, and result in a lower market price.

Our common stock is a penny stock, which means that SEC rules require broker dealers who make transactions in the stock to comply with additional suitability assessments and disclosures than they would in stock that were not penny stocks, as follows:

 Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. Imposing these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for Imperia, 's stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following securities were issued by Fluid Solutions, Inc. within the past three years and were not registered under the Securities Act:

The following securities were issued by Fluid Solutions, Inc. within the past three years and were not registered under the Securities Act:

In December 2007, 20,000 shares of common stock were issued to officer and director Pantelis Zachos, pursuant to Section 4(2) of the Securities Act of 1933.

From June through October  2008, 10,000 shares were sold to 25 investors pursuant to Regulation D, Rule 504(b)(ii), registered in the State of Illinois as a Small Corporate Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

40

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Reports on Form 8-K:

Reports on Form 8-K are as follows:

•

Item 8.01 Report filed on November 25, 2008, regarding forward split of common share capital

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 30, 2009

/s/  Pantelis Zachos

     Pantelis Zachos

     Chief Executive Officer and Director