Form 10-Q/A
period 2008-09-30
FLUID SOLUTIONS, INC.
filed 2009-03-25
CIK 1444403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes   ☒     No   ☐

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

Date: March 25, 2009

/s/  Pantelis Zachos

     Pantelis Zachos

     Chief Executive Officer and Director