Form 10-K
period 2008-12-31
FLUID SOLUTIONS, INC.
filed 2009-04-21
CIK 1444403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December  31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period from _____________ to _____________

Commission file number: 814-00758

FLUID SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	80-0250289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ampelon 3 Kilkis, Greece	61100
(Address of principal executive offices)	Zip Code)

Registrant’s telephone number, including area code +30 234 10 70 411

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Name of each exchange on which registered

         None

                 None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.0001 par value

(Title of class)

Indicate by check mark is the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.           Yes       X     No

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d0 of the Exchange Act.           Yes       X     No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   X    Yes             No

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K(section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporate by reference in Part III of this From 10-K or any amendment to this Form 10-K.

_____

Indicate by checkmark wither the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer ____

Non-accelerated filer ___ ( Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

   X    Yes              No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was: $0.00

The number of shares outstanding of each of the registrant’s classes of common stock, as of December 30, 2008 was 30,000,000 shares.

PART I

Item 1.  BUSINESS

People increasingly are turning to bottled water, making it a $4 billion-a-year business in the United States alone.  Millions of people are willing to pay 240 to over 10,000 times more per gallon for bottled water than we do for tap water -- though we probably rarely think of it that way. However, some bottled water contains bacterial contaminants, and several brands of bottled water contain synthetic organic chemicals (such as industrial solvents, chemicals from plastic, or trihalomethanes -- the by-products of the chemical reaction between chlorine and organic matter in water) or inorganic contaminants (such as arsenic, a known carcinogen) in at least some bottles.

In Europe, the term “Natural Mineral Water” is a legal definition, which not only guarantees standards, but gives assurance of exactly what it is you are buying.  In order to carry the title of “Natural Mineral Water”, bottled water must comply with a strict European Directive.

A Natural Mineral Water must come from an identified and protected source and is the only water guaranteed to be consistent in composition, microbiologically safe and naturally wholesome without any treatment.

The above characteristics, apart from safety that applies to all waters of course, is what makes the difference in comparison to other types of bottled water, spring and especially table water, which is usually treated tap water.  It is the uniqueness in composition, purity and taste that make it a quality product and the only water that can have a strong health argument due to its mineral components

The global consumption of bottled mineral water is increasing by an average of 10% per year, which makes it the most dynamic sector in the food industry.  This consumption was approximately 150 billion liters in 2005, with Europe being the leading consumer with close to 50% of the global volume, followed by the US with just over 20% and the balance being divided to the rest of the world.  On a national scale though, according to the Beverage Marketing Corporation, the 10 largest national consumers account for more than 75% of world consumption.

The above indicates a great disparity which explains the annual growth rates of 15% in the Asia-Pacific regions and 13.5% in Latin America and the Gulf part of the Middle-East, according to Euromonitor, a leading statistical service.  The growing health trend and concern over the quality of tap water are the main contributing factors behind this growth.  In many countries is even the lack of natural water being substituted with desalinated water or over-chlorinated treated water, as is the case in many countries of the Middle-East and North Africa, which leads people to use bottled water.

Overall the picture that emerges is that regional markets differ in growth rates and patterns for various reasons, except for the universally common reason that bottled water is consumed due to health considerations.

Marketing

The targeted markets for sales are mainly international, where the bulk of the production is planned to be sold, with Europe and the MENA (Middle East-North Africa) countries having priority, with the domestic market receiving the balance.

In reference to Europe, one of the regional markets that we focus on, Greece’s relations with all the countries, members of the E.U. and non-members are exceptional, in all aspects, political, cultural, social and economic. Europe represents for Greece its major trading partner, with over 60% of all its foreign trade export and import, in goods and services.   Also over 65% of all incoming tourism originates from European countries, while an estimated 40% of all Greek high school graduates every year that do not gain entry into the university, move to a European country and enroll in a college or university in order to do undergraduate work.

In relation to the MENA region, Greece maintains long lasting and very good to excellent political and diplomatic relations with all countries. The cultivation of strong cultural and social relations is an old tradition, while mutual trade goes back to antiquity and continues even stronger today.

In general, an unbiased observer would agree, that in today’s world with all the problems and possible points of conflict between many of the region’s countries and most of the western countries, Greece constitutes one the few western countries that could carry on trade relations with all of them without any problems or even difficulties.  This is an advantage, possibly not easily calculable or measurable in financial terms, but an advantage nonetheless that should be considered seriously and taken into account by all persons evaluating this plan.

Market Profiles

As a general statement, the two regions, each due to their various market conditions and needs, offer unique growth potential for mainstream as well as niche types of bottled natural mineral water.  A brief description of those conditions and needs is given below.

The European Market

Europe represents a maturing, in most countries, market but still growing with stable rates and is forecasted to exceed a value of 22 billion US dollars, according to Zenith International, the well known bottled water industry consulting firm. European consumers place great importance to quality and taste, along with health and wellness. The chairman of the Natural Mineral Water Information Service said:” Consumers are increasingly conscious of the benefits of water as far as health, hydration and beauty are concerned. There is a gradual cultural change and increased acceptance of bottled water”.   Also they do not hesitate to try new products entering the market, in order to compare with more known ones, giving the newcomers a valuable chance to get into the market and try for a share. It is a remarkable consumer behavior trait that baffles the giants of the industry but on which newcomers really depend on.

In terms of market accessibility, due to the European community laws, there is complete freedom of movement of goods without any tariff, health, or other restrictions and of course no excise or import taxes. The only tax levied is the value added tax (VAT) on the consumer side.

In terms of market proximity and delivery methods and capabilities, while air cargo is ruled out due to its cost, there exists a choice of containerized boat and rail cargo and trucking options. Boat and rail are the cheaper alternatives in the case of very big shipments to limited destinations, with longer delivery times. Trucking on the other hand, without being much more expensive, due to wide availability of many empty Europe bound trucks, offers more flexibility and most of all, speed.    For example, a truck leaving the plant’s warehouse in the morning and thru the port of Patra 70 miles away and crossing by ferry to Italy, can be in Frankfurt, Germany the following evening or next day’s morning, maximum.  This lead time represents a very competitive distance/time ratio, even for highly perishable goods, at a cost very similar to that of an Italian bottling company shipping to Frankfurt, Germany.

The MENA region Market

In the Middle East countries to a great extend and the North Africa countries to an even greater extend, the surging demographic situation on one hand and the severe depletion of freshwater supplies on the other, combined with mostly wasteful and unhealthy public tap water systems, create a situation of very pressing needs for clean drinking and cooking water.

Combine all those factors with the fact that water as a commodity is virtually inelastic-as prices rise, consumption does not decrease- and one has all the ingredients for a real explosion in demand.

According to Zenith International again, bottled water consumption per capita in the Middle East for the five year time period, 1999-2004, more than doubled  going from 16.2 liters to 36.5liters per year.  It is an impressive growth rate but still a very low consumption volume.    Therefore a very high growth potential exists, considering the needs for clean potable water in one of the hottest regions of the world and one of the poorest in freshwater resources. They are estimated at 1/5 of the world average, according to IRC, the International Resources Center, in the Netherlands.

A good portion of that demand will be covered in the future with bottled water as those resources dwindle even more and household incomes increase.

The case of Lebanon, with a per capita consumption of 120 liters/year, in 2005, is a good example and that of the United Arab Emirates(UAE), where consumption per capita, in 2005 was 215 liters/year, is an even better one to indicate how much consumption can grow.

The demand for bottled water in the region is increasing, as also increasing is the presence of all the multinational industry giants such as Nestle, Danone, Coca- Cola and Pepsi. Along with them, many other smaller companies from different countries are entering the market.

In terms of accessibility, Greece by means of treaties and commercial agreements, either as member of the E.U. or bilaterally, has no tariffs or restrictions of any kind imposed on bottled water and similar products.

In terms of proximity and easiness of market reach, the country’s geographical position offers the company a unique advantage over other European competitors. In addition, the location of the company’s plant site in the far south of the country further enhances that advantage even in relation to domestic competitors.  For example, the port of Piraeus, which is only 100 miles from the plant site, offers very frequent container service, by many ship lines.  Most of the major Middle East ports lie on the Mediterranean Sea and are reached within 2-3 days and North Africa ports within 2-4 days.

Another alternative is the port of Kalamata, which is only 55 miles away and provides chartered container service to all MENA countries with ports on the Mediterranean Sea, with better or similar delivery times.

Shipping market research has indicated that freight cost savings to customers in that region, for shipments ex-Piraeus, can be as high as 65-75% if shipments come from France and Germany respectively, 50-55% from Central Europe, 35-45% from N.Italy and Switzerland and 20-25% from northern Greece.

Bottled water is a product for which freight cost represents a very considerable part of the total cost and weighs heavily on wholesale price determination. The bottom line being that it can make the difference in the wholesaler’s final choice among suppliers, other independent factors excluded.

Employees

We currently employ two management level employees.  The Company may require additional employees in the future. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required.

The Company believes its relations with its employees are good.

Patents

The Company holds no patents for its products.

Government Regulation

The Company will be required to comply, and it is our policy to comply, with applicable laws in the United States, Europe, The Middle East and Africa. Mineral water and flavored waters are subject to a number of strict federal, state and industry regulations. These serve to ensure that the product is consistent in public safety and quality. The United States Food and Drug Administration (FDA) regulates flavored waters as a packaged food product. Flavored waters also must meet state regulations that, in some cases, are more stringent than the prevailing FDA and EPA standards. The FDA also regulates the labeling of our products. We do not expect to encounter any regulatory action as a result of our plan of operations.

The production, distribution, and sale in the United States of many of the Company’s products will be subject to the Federal Food, Drug and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act; various environmental statutes; and advertising, labeling and ingredients of such products.

In many respects, the European Union's (EU's) bottled water standards are more strict that the United States:  The EU has set limits for total bacteria count, which the FDA does not. Moreover, the EU's bottled mineral water rules ban all parasites and pathogenic microorganisms, E. coli or other coliform bacteria, fecal streptococci (e.g., Streptococcus faecalis, recently renamed Enterococcus faecalis), Pseudomonas aeruginosa, or sporulated sulphite-reducing anaerobes, whereas FDA's rules include no such bans. Additionally, unlike the FDA rules, EU rules require natural mineral water's labels to state the waters' "analytical composition, giving its characteristic constituents" and the specific water source and name, and information on certain treatments used. The EU mineral water rules further forbid use of more than one brand label per source of water and generally prohibit labels from making any claims about the prevention, treatment or cure of human illness. No such provisions are included in FDA rules. Similarly, the EU new general standards for all bottled water generally are far stricter than FDA rules, and FDA's standards for certain chemicals (such as arsenic) are weaker than World Health Organization (WHO) guidelines for drinking water.

Competition

The beverage industry is highly competitive, although it may be undergoing a substantial change with regards to consumers and U.S regulatory bodies that are increasingly recommending health conscious diets. The principal areas of competition are pricing, packaging, development of new products and flavors, and marketing campaigns. Our products will compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing, and distribution resources that we do.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The Company’s expectation of results and other forward-looking statements contained in this report statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions, competitive factors, such as pricing and marketing efforts, and the pace and success of product research and development. These and other factors may cause expectations to differ.

The Company was incorporated in Nevada on December 11, 2007.  The Company’s fiscal year end is December 31.  The Company has never been in bankruptcy, receivership or any similar proceeding.

Item 1A.  RISK FACTORS

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

We are a relatively young company with no operating history

Since we are a young company, it is difficult to evaluate our business and prospects. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment. Our future operating results will depend on many factors, including the ability to generate sustained and increased demand and acceptance of our products, the level of our competition, and our ability to attract and maintain key management and employees. While management believes their estimates of projected occurrences and events are within the timetable of their business plan, there can be no guarantees or assurances that the results anticipated will occur.

We expect to incur net losses in future quarters.

If we do not achieve profitability, our business may not grow or operate. We may not achieve sufficient revenues or profitability in any future period. We will need to generate revenues from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to generate revenues, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

We may require additional funds to operate in accordance with our business plan.

We may not be able to obtain additional funds that we may require. We do not presently have adequate cash from operations or financing activities to meet our long-term needs.  If unanticipated expenses, problems, and unforeseen business difficulties occur, which result in material delays, we will not be able to operate within our budget. If we do not achieve our internally projected sales revenues and earnings, we will not be able to operate within our budget. If we do not operate within our budget, we will require additional funds to continue our business. If we are unsuccessful in obtaining those funds, we cannot assure you of our ability to generate positive returns to the Company. Further, we may not be able to obtain the additional funds that we require on terms acceptable to us, if at all. We do not currently have any established third-party bank credit arrangements. If the additional funds that we may require are not available to us, we may be required to curtail significantly or to eliminate some or all of our development, manufacturing, or sales and marketing programs.

If we need additional funds, we may seek to obtain them primarily through equity or debt financings. Such additional financing, if available on terms and schedules acceptable to us, if available at all, could result in dilution to our current stockholders and to you. We may also attempt to obtain funds through arrangement with corporate partners or others. Those types of arrangements may require us to relinquish certain rights to our intellectual property or resulting products.

 We are highly dependent on Pantelis Zachos, our President and CEO. The loss of Mr. Zachos, whose knowledge, leadership, and technical expertise upon which we rely, would harm our ability to execute our business plan.

We are largely dependent on Pantelis Zachos, our President and CEO, for specific proprietary technical knowledge and the Company market knowledge. Our ability to successfully market and distribute our products may be at risk from an unanticipated accident, injury, illness, incapacitation, or death of Mr. Zachos. Upon such occurrence, unforeseen expenses, delays, losses and/or difficulties may be encountered.  Our success may also depend on our ability to attract and retain other qualified management and sales and marketing personnel. We compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do. We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

There is currently no market for our common stock and one may never develop.  Therefore, investor’s holdings in our common stock may be illiquid.

While we are in the process of filing a Form 211 through a market maker with FINRA to establish a quote for our common stock on the over-the-counter bulletin board, there is no assurance that the bulletin board or any other quotation medium will quote our common stock, or that a market will ever develop.  If a market never develops for our common stock, it may be difficult or even impossible for investors to sell their common stock.

Our directors and executive officers beneficially own a substantial amount of our common stock.

Accordingly, these persons will be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election or removal of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the Company or cause the market price of our stock to decline. Notwithstanding the exercise of their fiduciary duties by the directors and executive officers and any duties that such other stockholder may have to us or our other stockholders in general, these persons may have interests different than yours.

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

We expect to be subject to SEC regulations and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and other trading market rules, are creating uncertainty for public companies.

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

There is Substantial Doubt About Our Ability to Continue as a Going Concern, which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our September 30, 2008 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

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

Our Sole Officer and Director Has the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and Their Interests May Differ From Other Stockholders

Our sole executive officer and director has significant influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these executive officers and directors may differ from the interests of the other stockholders.

Item 2.  PROPERTIES

The Company’s properties are limited at the present time to its offices in Greece.  The Company considers its existing facilities to be adequate for its current needs.

Item 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against the Company has been threatened.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following securities were sold by the registrant during the past two fiscal years,  that were not registered under the Securities Act:

On December 11, 2007, 20,000 shares of common stock were issued to officer director Pantelis Zachos, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for setup costs and the company’s business plan.

In June 2008, 10,000 shares of common stock were sold to investors pursuant to the company’s Regulation D, Rule 504 small corporate offering registered in the state of Illinois.

No underwriters were used in any of the above-referenced sales.

The company’s common stock has no market and, although the issuer is attempting to obtain a quotation for its common stock on the over-the-counter bulletin board, there can be no assurance that such a quotation will ever be established.

Item 6.  SELECTED FINANCIAL DATA

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information.  The financial statements of the issuer are attached.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

              RESULTS OF OPERATIONS.

The company has focused since its inception on forming its corporate structure, developing its business plan and raising capital.  The company is a development stage company with a plan of operations as set forth below.

PLAN OF OPERATIONS

In Europe growth rates are lower from the global average, due to maturing markets in some countries, such as Italy, France and Germany. A strong emerging trend though for taste, quality and wellness make especially mineral water more popular with higher growth rates and higher value over other types of bottled water.  Mineral water is the main reason that makes Europe the most appealing market when it comes to the value of production and the per capita consumption.

The value of the western European production is more than twice as much as the American production, where mineral water is consumed much less, according to Zenith International, the most authoritative consulting organization to the bottled water industry.

In the Middle-East and North Africa region on the other hand growth rates are much higher and they are forecasted to continue strong as:

1.

Household incomes rise and people can afford to buy more bottled water.

2.

Health concerns over the quality and safety of tap water insist strongly and

3.

The rapid depletion of fresh water reserves forces water utilities to use sources of questionable origin or turn increasingly to desalinated water, causing people to switch progressively to bottled water, at least for drinking.

The criteria used in selecting the choice of spring and bottling location include the following:

a. The geographic, political and social suitability of the country of location in which to make its investments.

b. The history and track record of the country in investment protection from a variety of threats.

c. The existence of an economic environment favorable to private enterprise, with built-in incentives, laws and institutions, to promote it and safeguard it.

d. The availability of a skilled workforce, an efficient banking system, organized infrastructures, etc. for the proper set up and operation of the projects to be developed.

e. The presence of markets, domestic and mostly international, with immediate sales opportunities and growth potential, easy accessibility and physical proximity, for the maximization of the success prospects of all the products to be developed.

f. The state of relations, political, social and economic between the country of location and the countries whose markets present those sales opportunities and growth potential.

Greece, situated at the tip of southeast Europe, is literally at the boundary of these two key regions, Europe and the MENA countries.  It is strategically placed for the transport of goods by air, land and sea, with ample transport capacity and facility capabilities in all three areas, well connected with all the countries in the regions of concern.

Being an old member country of the European Union, it enjoys all the rights and benefits that a full membership entails.  This long membership had also a very positive effect towards the development of a “western mentality” in the workings of government and public agencies, in the business outlook and mode of operation of the private sector and the life style of the local population at large.  It has a tradition of stable democratic governance and offers a favorable climate for business operations and investments supported by specific laws and institutions.

The business environment is that of any modern economy, the banking system is quite modern and efficient; the professional and worker populations are well educated and trained, while wages and salaries are well below the European average at 50-55% in the towns and small cities and at 65-70% in the large cities. As to the taxation regime, corporate earnings are taxed with 25%, a much lower rate from most European countries, regional(state) taxes do not exist and municipal taxes are minimal.

In terms of incentives, the government in conjunction with the EU offers subsidies in the form of grants or generous tax breaks for new plants and related installations, the purchase of capital goods, the specific job training of personnel, and other relevant investments, through various programs.

The possible benefits on the project of the above incentives are not reflected in the present plan because they cannot be calculated and quantified at this stage.  This is due to the nature of existing regulations and conditions, which do not allow the exact calculation of benefits in absolute figures, before the implementation of the project has progressed to a considerable extend or even finalized. It is then, when compliance is reviewed and capital outlays are approved by the public agency in charge of the program, that a calculation of benefits can be quantified and submitted for final approval. Once final approval has been granted then is only possible to access the benefits in exact figures.

The fact however remains that an incentives regime exists and whatever benefits are derived will strengthen the company’s position among its competitors and enhance its competitiveness in the market, considerably.  It is a major parameter, in the location evaluation process, which the company evaluated as a tactical future advantage.

The Company must first locate a natural mineral water source and determine the location nearby the source to construct a bottling plant.  When the Company has identified the source of the mineral water and location of the bottling plant, it will apply to the Greek government for the required operational licenses and then commence construction of the bottling plant and thereafter begin bottling water.

Critical Accounting Estimates and Policies

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s business activities contain elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets are valued at fair value as determined in good faith by or under the direction of the Board of Directors.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the company are attached as Exhibits to Item 15 and are hereby incorporated by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Since inception, there have been no changes of or disagreements with our independent accountants.

Item 9A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, the Company has determined that its system of controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Item 9A(T)  CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the company.

In order to satisfy its responsibilities, management has instituted a procedure, whereby financial statements are prepared by the Chief Financial Officer, reviewed by the Chief Executive Officer, distributed to the board of directors for review and comment, and given to its outside accountant (former Chief Financial Officer) to review, along with the company’s books and records for the periods covered in the financial statements.  The financial statements are then presented to the company’s independent accountant for an independent review prior to the filing and disclosure of any financial information.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, the Company has determined that its system of controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Management had determined during the last fiscal year, that there were material weaknesses in its internal control over financial reporting procedures, and developed the current procedure to amelieorate the internal procedures.

Item 9B.  OTHER INFORMATION

In October 2008, the company underwent a 1000-1 forward split of its common share capital.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name

Age

Position

Pantelis Zachos

56

CEO, CFO, Director

John Golomazos

58

CFO, Secretary, Director

Pantelis Zachos.  Mr. Zachos started his career, upon his move to Europe in 1980, as export sales manager at Lortex S.A., a consumer textiles multinational company, with headquarters in Greece and trading activities in Europe and the Middle East.

In 1989, he joined Union Agencies S.A., a multinational import-export company as V.P. in charge of all international trading and their financing activities.

In 1993, he started his own company Unimex Ltd., which operated as buying representative of major European wholesale and retail companies, for their buying programs, in most countries of south-east Europe. In addition the company provided consulting services, for merchandising and import financing arrangements, to its customers.

In 2000, after having built an extensive network of personal acquaintances and business associates in south-east Europe, he became active advising on investments, in a stabilized emerging region with promising growth potential.

Since 2003 those services have expanded into coordinating the financing and supervising the development and operations of projects that focus on commercializing the use of natural resources, namely renewable forms of energy such as solar and wind and drinking water.

Mr. Zachos formal higher education includes undergraduate work in International Relations and Economics and graduate work in Public and Business Administration at CSU-Long Beach and UCLA.  Mr Zachos has also, through the years, attended numerous conferences and seminars on International Trade and Finance in many European countries and the U.S.

John Golomazos.  Mr. Golomazos has been Secretary and Director of the Company since August 2008.  Since 1999, he has served as an outside consultant to Nestle Waters.  From 1998 trhough 1994, he acted as the General Manager of Korpi Waters, the first mineral water bottling operation in Greece, which was acquired by Nestle in 1994.  He continued as General manager until 1999.  Mr. Golomazos holds Chemical and Metallurgy Engineering Degrees from Athens Polytechnic University.

Item 11.  EXECUTIVE COMPENSATION

The following table provides information as to cash compensation of all officers of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Pantelis Zachos CEO, CFO	2007 2008	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
John Golomazos, CFO	2007 2008	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

The company has not  entered into employment contracts with its executive officers.  There are no outstanding equity awards or options to officers issued or outstanding.

The following table provides information concerning the compensation of the directors of the Company for the past fiscal year:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Pantelis Zachos	$0	$0	$0	$0	$0	$0	$0

John Golomazos	$0	$0	$0	$0	$0	$0	$0

There are no outstanding equity awards or options to directors issued or outstanding.

Corporate Governance

The Board of Directors is committed to maintaining strong corporate governance principles and practices. The Board periodically reviews evolving legal, regulatory, and best practice developments to determine those that will best serve the interests of our shareholders.

Meetings and Attendance

Our Board of Directors is required by our by laws to hold regularly scheduled annual meetings.  In addition to the annual meetings, it has the authority to call regularly scheduled meetings and special meetings by resolution.   Our Board met 1 time during the past fiscal year.

All incumbent directors attended 100% or more of the Board meetings during the last fiscal year.

Nominations of Directors

There are no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

Audit Committee

The Company has no standing audit committee, and the functions of the auditing committee are performed by the full board of directors.

Item 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information furnished to us with respect to the beneficial ownership of our common stock by (i) each executive officer, director and nominee, and by all directors and executive officers as a group, and (ii) each beneficial owner of more than five percent of our outstanding common stock, in each case as of December 31, 2008. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common Stock	Pantelis Zachos Ampelon 3, Kilkis, Greece	20,000,000	66.66%
Common Stock	John Golomazos Ampelon 3, Kilkis, Greece	0	0%

Common Stock	Shares of directors and executive officers as a group (6 persons)	20,000,000	66.66%

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

                INDEPENDENCE.

On December 11, 2007, 20,000 shares of common stock were issued to officer director Pantelis Zachos, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for setup costs and the company’s business plan.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

We have not changed our independent accountants since inception.  Our independent accountant’s reports on the financial statements for the Registrant for the last two years of financial statements reported has not contained an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except for the fact that the accountant included an opinion that, due to the Registrant’s significant losses from operations and dependence on financing to continue its operations, there is doubt about the Registrant’s ability to continue as a going concern.

During the two most recent fiscal years, there have been no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the accountant, would have caused it to make reference to the subject matter of the disagreements in connection with the reports.

The Company does not have an audit committee.  The audit committee’s function is performed by the full board of directors.  The board of directors verified the following with respect to our independent accountants:

1

The accountant is and has been in good standing within the jurisdiction of its practice.

2

The accountant is a member in good standing of the Public Accountancy Oversight Board (PAOB).

3

The accountant is capable of exercising objective and impartial judgment on all issues encompassed within its potential engagement, and that no member of the firm had any interest or relationship with any officer, director or principal shareholder.

Audit Fees

The aggregate fees billed since inception and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements is approximately the sum of $6,000 which all related to the review and audit of Company financial statements.

Tax Fees

No fees were paid to the former accountant for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

 No other fees were paid to the former accountant for any other services.

Item 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a)

The following financial statements are filed as part of this annual report:

 Report of Independent Registered Certified Public Accountant

 Financial Statements

 Balance Sheet

 Statement of Operations

 Statement of Stockholders’ Equity

 Statement of Cash Flows

 Notes to Financial Statements

(b)

The following exhibits are filed as part of this Annual Report:

None

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholder of
Fluid Solutions, Inc.

We have audited the accompanying balance sheet of Fluid Solutions, Inc. (a Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ending December 31, 2008, the period from December 11, 2007 (inception) to December 31, 2007 and for the period from December 11, 2007 (inception) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over its financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as  evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fluid Solutions, Inc. as of December 31, 2008 and 2007, and the results of its operations and cash flows for the year ended December 31, 2008 the period from December 11, 2007 (inception) to December 31, 2007 and for the period from December 11, 2007 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 2 to the financial statements  the Company has not  generated any significant revenue during the period December 11, 2007 (inception) through December 31, 2008 and has funded its operations primarily through the issuance of equity.  This matter raises substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows through the issuance of additional debt or equity financing to meet its obligations and sustain its operations.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Gruber & Company, LLC

    Lake Saint Louis, Missouri

    April 9, 2009

Fluid Solutions, Inc. (a Development Stage Company) Balance Sheet
	December 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$ 3	$ -

TOTAL CURRENT ASSETS	$ 3	$ -

TOTAL ASSETS	$ 3	$ -

LIABILITIES AND STOCKHOLDERS’DEFICIT

Liabilities
Loans from shareholders	34,500	-

TOTAL LIABILITIES	34,500	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER’S DEFICIT

Common stock , $.001 par value; Authorized shares; 100,000,000; Issued and outstanding shares; 20,000,000 and 30,000,000	30,000	20,000

Deficit accumulated during development stage	(64,497)	(20,000)

TOTAL STOCKHOLDERS’ DEFICIT	(34,497)	-

TOTAL LIABILTIES AND STOCKHOLDER’S DEFICIT	$ 3	$ -

See notes to financial statements

Fluid Solutions, Inc. (A Development Stage Company) Statement of Operations

	Year ended December 31, 2008	Year ended December 31, 2007	December 31 2007 (Inception) to December 31, 2008
REVENUE, net	$ -	$ -	$ -

OPERATING EXPENSES
Selling, general and administrative	44,497	20,000	64,497
LOSS BEFORE PROVISION FOR INCOME TAXES	44,497	20,000	64,497
PROVISION FOR INCOME TAXES	$ -	$	$ -

NET LOSS	$ (44,497)	$ (20,000)	$ (64,497)

NET LOSS PER SHARE BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	21,666,667	20,000,000	20,000,000

See notes to financial statements

15

Fluid Solutions, Inc. (A Development Stage Company) Statement of Cash Flows
	Year ended Dec. 31, 2008	Year ended Dec. 31, 2007	December 31 2007 (Inception) Dec. 31,2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (44,497)	(20,000)	$ (64,497)
Adjustment to reconcile loss to net cash used in operating activities: Issuance of shares for services rendered	-	20,000	-
Net cash used in operating activities	(44,497)	-	(44,497)
CASH FLOWS FROM INVESTING ACTIVITIES

Advances from shareholder Proceeds from issuance of common stock	34,500	-	34,500
Net Cash used investing activities	-	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,000	-	10,000

BEGINNING CASH	-	-	-

ENDING CASH	$ 3	$ -	$ 3

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:	$ 3	$ -	$ 3

Interest paid	$ -	$ -	$ -

Income taxes paid	$ -	$ -	$ -

See accompanying notes to financial statements

Fluid Solutions, Inc. Statement of Stockholder's Equity From inception (December 11, 2007) to December 31, 2008

			Deficit
			Accumulated	Total
	Common	Stock	During	Stockholders’
	Shares	Amount	Development	Deficit

Balance at inception (Dec. 11, 2007)	-	-	-	-

Issuance of shares on Dec. 31, 2007 for services rendered	20,000,000	20,000	-	20,000
Net loss period Dec. 11, 2007 through December 31, 2007	-	-	(20,000)	(20,000)
Balance December 31, 2007	20,000,000	20,000	(20,000)	-

Issuance of shares for cash	10,000,000	10,000	-	10,000

Net loss for the year ended December 31, 2008	-	-	(44,497)	(44,497)

Balance at December 31, 2008	30,000,000	$ 30,000	$ (64,497)	$ (34,497)
See accompanying notes to financial statements

Fluid Solutions, Inc.

(Development Stage Company)

Notes to Financial Statements

December 31, 2008

NOTE 1:   HISTORY OF OPERATIONS

Fluid Solutions, Inc. was incorporated on December 11, 2007 in the State of Nevada.  The Company has a plan of operations to bottle and sell natural mineral water and flavored mineral water.

NOTE 2:  BASIS OF PRESENTATION AND GOING CONCERN

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to development stage companies.

The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

The Company’s financial statements at December 31, 2008 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred  a loss of $64,497 for the period from December 11, 2007 (date of inception) through December 31, 2008

The Company has not generated any revenue during the period ended December 31, 2008 and has funded its operations primarily through the issuance of equity. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is in the business of investing in operations of other companies. There can be no assurance that the Company will be successful in its endeavor.

NOTE 3:   SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Fair Value of Financial Instruments.

The carrying amounts for the Company’s cash, and advances from shareholder approximate fair value due to the short-term maturity of these instruments.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents.  The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit

Special purpose entities

The Company does not have any off-balance sheet financing activities.

Impairment or Disposal of Long-Lived Assets

In August 2001, FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

Business segments

SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas and major customers.  The Company has evaluated the requirements of SFAS No. 131, and has determined that it is not applicable.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from December 11, 2007 (date of inception) through December 31, 2008.

Recently issued accounting pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS No. 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures on derivative and hedging activities by requiring objectives to be disclosed for using derivative instruments in terms of underlying risk and accounting designation. This statement requires disclosures on the need of using derivative instruments, accounting of derivative instruments and related hedged items, if any, under SFAS No. 133 and the effect of such instruments and related hedge items, if any, on the financial position, financial performance and cash flows. This new statement is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 161 on its financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7 (EITF 08-7), Accounting for Defensive Intangible Assets. EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting, which should be amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141R and SFAS No. 157. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of EITF 07-1, but do not expect the adoption to have an impact on our financial statements.

NOTE 4:  RELATED PARTY TRANSACTIONS

On December 11, 2007, 20,000,000 shares of common stock were issued to officer director Pantelis Zachos, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for setup costs and the company’s business plan.

During the year ended December 31, 2008, 10,000,000 shares of common stock were issued to officer director Pantelis Zachos for cash of $10,000.

At December 31, 2008 the Company has received advances totaling $34,500 from officer director Pantelis Zachos.  The advances are non-interest bearing, and are due on demand.

NOTE 5:  STOCK SPLIT

In October 2008, the company effected a 1000-1 forward split of its common share capital.  All shareholder equity accounts have been stated to reflect the stock split and change in par value as of the earliest date presented in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Independent Film Development Corp.

Registrant

Date: April   15 , 2009

Fluid Solutions, Inc.

By:  /s/  Pantelis Zachos

             Pantelis Zacho

             CEO and Director