Form 10-Q
period 2009-03-31
FLUID SOLUTIONS, INC.
filed 2009-05-15
CIK 1444403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

FLUID SOLUTIONS, INC.

(Name of small business issuer specified in its charter)

Nevada	80-0250289
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

190 N. Canon Drive Suite 420, Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X

As of March 31, 2009, the issuer had  30,087,000 shares of common stock outstanding.

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

Fluid Solutions, Inc. (a Development Stage Company) Balance Sheet (Unaudited)
March 31, 2009
ASSETS

Current Assets

Cash in bank	$ 10,020

Total Current Assets	10,020

TOTAL ASSETS	10,020

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Loans from related party	38,950

Total Liabilities	38,950

EQUITY

Common stocks , $.001 par value
Authorized shares; 100,000,000
Issued and outstanding shares;
30,087,000 at March 31, 2009	30,087

Paid in capital	102,133
Deficit accumulated during development stage	(161,150)
Total Stockholders’ Equity	(28,930)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,020
See accompanying notes to financial statements

Fluid Solutions, Inc. (a Development Stage Company) Statement of Operations (Unaudited)
		For the Period
	Three months ended March 31, 2009	December 31, 2007 (inception) through March 31, 2009

INCOME	$ --	$ --

Total Income	--	--

EXPENSES	96,653	161,150
General and Administrative

Total Expenses	96,653	161,150

NET INCOME (LOSS)	(96,653)	(161,150)

See accompanying notes to financial statements

Fluid Solutions, Inc. (a Development Stage Company) Statement of Cash Flows (Unaudited)
	Three months ended March 31, 2009	For the period December 31, 2007 (inception) through March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (96,653)	$ (161,150)

Total cash used in operating and investing activities	(96,653)	(161,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	4,450	38,950
Net proceeds from issuance of common stock	102,220	132,220

Total cash from financing activities	106,670	171,170

INCREASE (DECREASE) IN CASH	10,017	10,020
BEGINNING CASH	3	--

ENDING CASH	$ 10,020	$ 10,020

Supplemental disclosure of cash flow information:

Interest paid	$ --	$ --

Income tax paid	--	--
See accompanying notes to financial statements

Fluid Solutions, Inc. Statement of Stockholder's Equity From inception (December 11, 2007) to March 31, 2009

				Deficit
			Additional	Accumulated	Total
	Common	Stock	Paid-in	During	Stockholders’
	Shares	Amount	Capital	Development	Deficit

Balance at inception (Dec. 11, 2007)	-	-	-	-

Issuance of shares on Dec. 31, 2007 for services rendered	20,000,000	20,000	-		20,000
Net loss period Dec. 11, 2007 through December 31, 2007	-	-	-	(20,000)	(20,000)
Balance December 31, 2007	20,000,000	20,000		(20,000)	--

Issuance of shares for cash	10,000,000	10,000	-		10,000
Net loss for the year ended December 31, 2008	-	-		(44,497)	(44,497)

Balance at December 31, 2008	30,000,000	30,000		(64,497)	(34,497)
Stocks issued for cash	87,000	87	102,133		102,220
Net loss for the period ended March 31, 2009				(96,653)	(96,653)
Balance at March 31, 2009	30,087,000	$ 30,087	$ 102,133	$ (161,150)	$(28,930)

See accompanying notes to financial statements

Fluid Solutions, Inc.

(Development Stage Company)

Notes to Financial Statements

March 31, 2009

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

The Company’s financial statements at March 31, 2009 and for the three months then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred  a loss of $161,150 for the period from December 11, 2007 (date of inception) through March 31, 2009

The Company has not generated any revenue during the period from December 11, 2007 (date of inception) through March 31, 2009 and has funded its operations primarily through the issuance of equity. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from December 11, 2007 (date of inception) through March 31, 2009.

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

At March 31, 2009 the Company has received advances totaling $38,950 from officer director Pantelis Zachos.  The advances are non-interest bearing, and are due on demand.

NOTE 5:  SUBSEQUENT EVENT

On May 6, 2009, the company entered into an agreement to acquire 100% of the issued and outstanding common stock of Gold Standard Mining Corp., a company engaged in a producing gold mine in Russia.

NOTE  6:  COMMON STOCK ISSUANCES

During the three months ended March 31, 2009, 87,000 shares of common stock were issued non-affiliated investors for cash of $102,220.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operation contained in the Company’s Report on Form 10K for the period ended December 31, 2008, as amended, filed with the Securities and Exchange Commission.  There is no comparable period information for the first quarter of the last fiscal year, so our discussion focuses around our plan of operations.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended March 31, 2009, included in this Form 10Q.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period ended March 31, 2009.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period ended March 31, 2009, the Company had no revenue.

Plan of Operations

The Company’s plan of operations includes the seeking and development of natural mineral water sources for bottled water and juices.   With the acquisition of Ros Zoloto subsequent to this reporting period, the company’s operations expands into minerals and mining.

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

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009, due to material weaknesses in internal control over financial reporting observed as a result of the evaluation, the Company has instituted a new system of controls and procedures which management believes is effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Item 4T: Controls and Procedures

This item is not applicable because this is not an annual report for a fiscal year ending on or after March 31, 2007 but before December 15, 2008.

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

Because Our Assets and Operations Will Be Located Outside the U.S. , U.S. Investors May Experience Difficulties In Attempting To Enforce Judgments Based Upon U.S. Federal Securities Laws.  U.S. Laws and/or Judgments Might Not Be Enforced Against Us In Foreign Jurisdictions.

All of our operations and all of our assets will be located outside of the United States.  As a result, it may be difficult or impossible for U.S. investors to enforce judgments of U.S. courts for civil liabilities against us or against any of our individual directors or officers.   In addition, U. S. investors should not assume that courts in the countries in which our operations or assets are located (i) would enforce judgments of U.S. courts obtained in actions against us or our subsidiary based upon the civil liability provisions of applicable U.S. federal and state securities laws or (ii) would enforce, in original actions, liabilities against us or our subsidiary based upon these laws.

Mining  activities involve a high degree of risk.

Our operations on our properties will be subject to all the hazards and risks normally encountered in the mining deposits of gold.  These hazards and risks include, without limitation, unusual and unexpected geologic formations, seismic activity, rock bursts, pit-wall failures, cave-ins, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and legal liability.  Milling operations, if any, are subject to various hazards, including, without limitation, equipment failure and failure of retaining dams around tailings disposal areas, which may result in environmental pollution and legal liability.

The parameters that would be used at our properties in estimating possible mining and processing efficiencies would be based on the testing and experience our management has acquired in operations elsewhere. Various unforeseen conditions can occur that may materially affect estimates based on those parameters. In particular, past mining operations indicate that care must be taken to ensure that proper mineral grade control is employed and that proper steps are taken to ensure that the underground mining operations are executed as planned to avoid mine grade dilution, resulting in uneconomic material being fed to the mill. Other unforeseen and uncontrollable difficulties may occur in planned operations at our properties which could lead to failure of the operation.

If we make a decision to exploit either of our properties based on gold mineralization that may be discovered and proven, we plan to process the resource using technology that has been demonstrated to be commercially effective at other geologically similar gold deposits elsewhere in the world.  These techniques may not be as efficient or economical as we project, and we may never achieve profitability.

We may be adversely affected by fluctuations in gold prices.

The value and price of our securities, our financial results, and our exploration activities may be significantly adversely affected by declines in the price of gold and other precious metals.  Gold prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the United States dollar against foreign currencies on the world market, global and regional supply and demand for gold, and the political and economic conditions of gold producing countries throughout the world. The price for gold fluctuates in response to many factors beyond anyone’s ability to predict. The prices that would be used in making any resource estimates at our properties would be disclosed and would probably differ from daily prices quoted in the news media. Percentage changes in the price of gold cannot be directly related to any estimated resource quantities at any of our properties, as they are affected by a number of additional factors. For example, a ten percent change in the price of gold may have little impact on any estimated resource quantities and would affect only the resultant cash flow.  Because any future mining would occur over a number of years, it may be prudent to continue mining for some periods during which cash flows are temporarily negative for a variety of reasons, including a belief that a low price of gold is temporary and/or that a greater expense would be incurred in temporarily or permanently closing a mine there.

Mineralized material calculations and life-of-mine plans, if any, using significantly lower gold and precious metal prices could result in material write-downs of our investments in mining properties and increased reclamation and closure charges.

In addition to adversely affecting any of our mineralized material estimates and its financial aspects, declining metal prices may impact our operations by requiring a reassessment of the commercial feasibility of a particular project.  Such a reassessment may be the result of a management decision related to a particular event, such as a cave-in of a mine tunnel or open pit wall.  Even if any of our projects may ultimately be determined to be economically viable, the need to conduct such a reassessment may cause substantial delays in establishing operations or may interrupt on-going operations, if any, until the reassessment can be completed.

Estimates of mineralized material are subject to evaluation uncertainties that could result in project failure.

Our exploration and future mining operations, if any, are and would be faced with risks associated with being able to accurately predict the quantity and quality of mineralized material within the earth using statistical sampling techniques.  Estimates of any mineralized material on any of our properties would be made using samples obtained from appropriately placed trenches, test pits and underground workings and intelligently designed drilling.  There is an inherent variability of assays between check and duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated.  Additionally, there also may be unknown geologic details that have not been identified or correctly appreciated at the current level of accumulated knowledge about our properties. This could result in uncertainties that cannot be reasonably eliminated from the process of estimating mineralized material. If these estimates were to prove to be unreliable, we could implement an exploitation plan that may not lead to commercially viable operations in the future.

Future legislation and administrative changes to the Mexcian mining laws could prevent us from exploring our properties.

Russian laws and regulations, amendments to existing laws and regulations, administrative interpretation of existing laws and regulations, or more stringent enforcement of existing laws and regulations, could have a material adverse impact on our ability to conduct exploration and mining activities.   Any change in the regulatory structure making it more expensive to engage in mining activities could cause us to cease operations.

We are a relatively young company with limited operating history

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

We compete with larger, better capitalized competitors in the mining industry.

The mining industry is acutely competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of exploration-stage properties, or properties capable of producing precious metals.  Many of these companies have greater financial resources, operational experience and technical capabilities than us. As a result of this competition, we may be unable to maintain or acquire attractive mining properties on terms it considers acceptable or at all. Consequently, our revenues, operations and financial condition and possible future revenues could be materially adversely affected by actions by our competitors.

Risks Relating to Our Common Stock

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

We are subject to SEC regulations and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and other trading market rules, are creating uncertainty for public companies.

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

On or about January 30, 2009, 20,000 shares of common stock were issued to a non-affiliate investor in exchange for cash, pursuant to Section 4(2) of the Securities Act of 1933.

On or about February 13,  2009, 2,000 shares of common stock were issued to a non-affiliate investor in exchange for cash, pursuant to Section 4(2) of the Securities Act of 1933.

On or about February 14 2009, 20,000 shares of common stock were issued to two non-affiliate investors in exchange for cash, pursuant to Section 4(2) of the Securities Act of 1933.

On or about February 26, 2009, 10,000 shares of common stock were issued to a non-affiliate investor in exchange for cash, pursuant to Section 4(2) of the Securities Act of 1933.

On or about February 26, 2009, 25,000 shares of common stock were issued to a non-affiliate investor in exchange for services, pursuant to Section 4(2) of the Securities Act of 1933.

On or about April 25, 2009, 1667 shares of common stock were issued to a non-affiliate investor in exchange for cash, pursuant to Section 4(2) of the Securities Act of 1933.

On or about May 7, 2009, 50,000 shares of common stock were issued to a non-affiliate investor in exchange for cash, pursuant to Section 4(2) of the Securities Act of 1933.

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

Item 8.01 Report filed on May 6, 2009

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2009	FLUID SOLUTIONS, INC.

BY: Pantelis Zachos

/s/ Pantelis Zachos
Pantelis Zachos Chief Executive Officer and Director