Form 10-Q
period 2009-06-30
GOLD STANDARD MINING CORP.
filed 2009-08-17
CIK 1444403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes   T     No   £

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   T     No   £

Indicate by check mark whether the registrant is a large accelerated filer, anon –accelerated filer, or a smaller reporting company.   See definitions of large accelerated filer, accelerated filer and smaller reporting company in Section 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X

As of June 30, 2009, the issuer had  142,699,522 shares of common stock outstanding.

Transitional Small Business Disclosure Format:     Yes   £     No   T

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes   £    No   T

This current report and the exhibits attached hereto contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern the Company's anticipated results and developments in the Company's operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “believes” or “does not believe”, "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

*

risks related to our mineral operations being subject to government regulation;

*

risks related to our ability to obtain additional capital to develop our resources, if any;

*

risks related to mineral exploration activities;

*

risks related to the fluctuation of prices for precious and base metals, such as gold, silver and copper;

*

risks related to the competitive industry of mineral exploration;

*

risks related to our title and rights in our mineral properties;

*

risks related to the possible dilution of our common stock from additional financing activities; and

*

risks related to fluctuations of the price of our shares of common stock.

Other risks and uncertainties include such factors, among others, as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, possible disruption in commercial activities occasioned by terrorist activity and armed conflict, and other risk factors detailed in this report and our other SEC filings.  You should consider carefully the statements under "Item 1A. Risk Factors" in "Part II—Other Information" and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Report on form 10K, as amended, previously filed with the Commission.

Gold Standard Mining Corp. and Subsidiaries (a Production Stage Company) Consolidated Balance Sheet (Unaudited)
(expressed in thousands of U.S. dollars)	June 30, 2009
ASSETS

Current Assets
Cash and cash equivalents	$ 192
Accounts and notes receivable, net	336
Inventories	575
Total current assets	1,103

Non-current assets
Property, plant and equipment, net	391,460
Total current assets	391,460

TOTAL ASSETS	392,563

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	388,010
Taxes payable	352
Total current liabilities	388,362

Long-term liabilities
Long-term debt	32
Asset retirement obligations	3,342
Total long-term liabilities	3,374

Total liabilities	391,736

EQUITY

Common stocks , $.001 par value
Authorized shares; 100,000,000
Issued and outstanding shares;
142,699,522 at June 30, 2009	891

Paid in capital	514
Deficit accumulated during development stage	(578)
Total Stockholders’ Equity	819

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 392,563

See accompanying notes to financial statements

Gold Standard Mining Corp. and Subsidiaries

(a Production Stage Company)

Consolidated Balance Sheet

(Unaudited)

(expressed in thousands of U.S. dollars)	Three months ended June 30, 2009	March 31, 2009	Six months ended June 30, 2009	2008

Revenues
Gold production sales	$16 297	$ -	$16 297	$31 902

Net revenues	16,297	-	16,297	31,902

Administrative and Corporate Expenses	417	96	513	-

Taxes other than income tax	1,436	5	1,441	2,372
Maintenance expenses	1,009	-	1,009	1,238
Operating expenses	1,583	62	1,645	2,301
Depreciation, depletion and amortization	6,644	3,984	10,628	10,297
Operating expenses	18	42	60	129
Accretion expense	73	73	147	296

Operating expenses	11,180	4,263	15,442	16,634

Other income and expenses
Interest income (expense)	-	-	-	-
Other income, net	34	(154)	(120)	1 739

Total other income and expenses	34	(154)	(120)	1,739

Income before income taxes	5,151	(4,417)	734	17,007

Income taxes
Current income tax expense (benefit)	1,114	(864)	249	4,082
Deferred income tax expense (benefit)	(783)	864	81	(534)
Total income tax expense	331	-	331	3,548

Net income	$4,821	$(4,417)	$ 404	$13,460

See notes to financial statements

Gold Standard Mining Corp. and Subsidiaries (a Production Stage Company) Consolidated Balance Sheet (Unaudited)

(expressed in thousands of U.S. dollars)	2009 (unaudited)	2008 (unaudited)
Operating activities
Net income	$ 404	$ 13,460

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,628	10,297
Accretion expense on asset retirement obligations	147	296
Deferred income tax (benefit) / expense	81	(534)
Other non-cash items

Changes in operational working capital:
Accounts and notes receivable	15,423	(15,759)
Inventories	174	(504)
Accounts and taxes payable	367,330	119,285
Net cash provided by operating activities	394,699	126,542

Investing activities
Capital expenditures	(79,126)	(62,624)
Net cash used for investing activities	(79,126)	(62,624)

Financing activities
Long-term debt issued	-	70,649
Repayment of long-term debt	(315,380)	(15,269)
Net cash used for financing activities	(123,586)	55,380

Net change in cash and cash equivalents	192	(144)
Cash and cash equivalents at beginning of period	-	144
Cash and cash equivalents at end of period	$ 192	$ -

See notes to financial statements

Gold Standard Mining Corp. and Subsidiaries Statement of Stockholder's Equity From inception (December 11, 2007) to June 30, 2009

		Common	Stock	Deficit
			Additonal	Accumulated	Total
			Paid in	During	Stockholders’
	Shares	Amount	Capital	Development	Deficit

Balance at inception (Dec. 11, 2007)	-	-	-	-	-

Issuance of shares on Dec. 31, 2007 for services rendered	20,000,000	20,000	-	-	20,000
Net loss period Dec. 11, 2007 through December 31, 2007	-	-	-	(20,000)	(20,000)
Balance December 31, 2007	20,000,000	20,000	-	(20,000)	-

Issuance of shares for cash	10,000,000	10,000	-	-	10,000
Net loss for the year ended December 31, 2008				(44,497)	(44,497)

Balance at December 31, 2008	30,000,000	30,000	-	(64,497)	(34,497)
Stocks issued for cash	191,219	191	513,752		513,943
Stocks issued for services	525,000	525
Stocks cancelled	(18,000,000)	(18,000)			(18,000)
Stocks issued for acquisition	30,506,060	739,972			30,506
3.3 – 1 forward split	138,377,243	138,377			138,377
Net loss for the period ended June 30, 2009				(513,317)	(513,317)
Balance at June 30, 2009	142,699,522	$891,065	$513,572	$ (577,814)	$ (135,012)

See notes to financial statements

Gold Standard Mining Corp. and Subsidiaries

(a Production Stage Company)

Consolidated Balance Sheet

(Unaudited)

NOTE 1:   ORGANIZATION

Gold Standard Mining Corp. was incorporated on December 17, 2009 in the State of Nevada.  The Company, through its  subsidiary, Ross Zoloto, is engaged in the business of exploration, development, and production of gold f alluvial and hard rock mineral deposits located in the Amur region in the far east of the Russian Federation.  The Company is a “production stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards No. 7 (SFAS No. 7).

The Russian Federation has experienced political and econolic change, which has affected and may continue to affect the activities of enterprises operating in this environment.  Conseuquently, operations in the Russian Federation involve certain risks, which do not typically exist in other markets.  The accompanying financial statements reflect management’s assessment of the impact of the Russian business environment on the operation and the financial position of the company.  The future business environment may differ from management’s assessment.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises.  The functional currency is the Russian Rouble, but all financial statements are presented in United States dollars.

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Mining properties

The Company will follow the successful efforts method of accounting. All developmental costs will be capitalized.  The Company is predominately engaged in the acquisition and development of proved reserves as opposed to exploration activities.    Depreciation and depletion of producing properties will be computed on the unit-of-production method based on estimated proved mineral reserves. Repairs and maintenance will be expensed, while renewals and betterments will be  generally capitalized.

 At least quarterly, or more frequently if conditions indicate that long-term assets may be impaired, the carrying value of our properties will be compared to management's future estimated pre-tax cash flow from the properties. If undiscounted cash flows are less than the carrying value, then the asset value will be written down to fair value. Impairment of individually significant unproved properties will be assessed on a property-by-property basis, and impairment of other unproved properties is assessed and amortized on an aggregate basis.

Revenue Recognition.

Metal sales revenue is recognized when the sales price is fixed and title has passed to the customer.

Functional and reporting currency.

The functional currency of the company’s operating subsidiary is the Russian ruble.  The company’s subsidiary maintains its accounting records in the Russian ruble and the company’s reporting currency is the U.S. dollar.  Monetary assets and liabilities of the company’s operations denominated in currencies other than the United States dollar are translated into U.S. dollars at the rates of exchange at the consolidated balance sheet dates.  Non-monetary assets and liabilities are translated at historical exchange rates.  Gains and losses on translation of foreign currencies are included in earnings.

Currency risk management.

The company is primarily exposed to currency fluctuations relative to the U.S. dollar on expenditures that are denominated in Russian rubles.  The Russian ruble is not convertible outside of Russia.  Accordingly, the translation of amounts recorded from Russian rubles to U.S. dollars should not be construed as a representation that such currency amounts have been, could or will be in the future, converted into U.S. dollars at any exchange rate.

Accounts Receivable

Accounts receiveable are presented at net realizable value and do notinclude value-added tax .  Accounts and ntoes receivable are recorded at their transaction amounts, less provisions for doubtful debts.  Provisions for doubtful debts are recorded to the extent that there is a likelihood that any of the amounts due will not be obtained.

Asset Retirement Obligation.

The Company’s financial statements will reflect the fair value for any asset retirement obligation, consisting of future plugging and abandonment expenditures related to mining properties, which can be reasonably estimated. The asset retirement obligation will be recorded as a liability at its estimated present value at the asset's inception, with an offsetting increase to producing properties on the balance sheet. Periodic accretion of the discount of the estimated liability will be recorded as an expense in the statements of operations.

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

Fair Value of Financial Instruments.

The carrying amounts for the Company’s cash,  and related party payables approximate fair value due to the short-term maturity of these instruments.

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

Deferred income taxes

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of existing assets and liabilities for the purposes of the financial statements and their respective tax bases and in respect of operating loss and tax credits carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse and the assets be recovered and liabilities settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income in the reporting periods in which the originating expenditure becomes deductible.   In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized.  In making this assessment, management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies.

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

Inventories

Gold is measured at the lower of net production cost and net realizable value. The net cost of production per unit of gold is determined by dividing total production cost, by the saleable output of gold.

Production costs include consumables and spares, labor, tax on mining, utilities, refining costs, sundry costs, amortization and depreciation of operating assets.

Materials and supplies inventories are recorded at the lower of average cost or net realizable value.

Property, Plant and Equipment

Estimated proved and probable ore reserves reflect the economically recoverable quantities which can be legally recovered in the future from known mineral deposits. The Company’s reserves are estimated in accordance with the Russian Resource Reporting Code for gold reserves.

Mineral rights are recorded as assets when acquired and amortized on a straight-line basis over the life of the related mineral deposits based on estimated proved and probable ore reserves.

Mining assets are recorded at cost less accumulated amortization. Mining assets include the cost of acquiring and developing mining properties, pre-production expenditure, mine infrastructure, mineral rights and mining and exploration licenses and the present value of future asset retirement costs.

Mining assets are amortized on a straight-line basis over the life of mines of 7 to 20 years, which is based on estimated proved and probable ore reserves. Amortization is charged from the date on which a new mine reaches commercial production quantities and is included in the cost of production.

Other property, plant and equipment not associated with mining activities are carried at cost less accumulated depreciation. Depreciation of these assets is calculated on a straight line basis as follows:

     Buildings and constructions 5 - 33 years

     Machinery and equipment 5 - 15 years

Maintenance and repairs and minor renewals are expensed as incurred. Major renewals and improvements are capitalized.

Impairment of long-lived assets

Long-lived assets, such as mining properties, other property, plant and equipment, and purchased intangibles subject to amortization, are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by that group.  If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by writing down the carrying amount to the estimated fair value of the asset group.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

Loans and borrowings

Loans and borrowings are recognized initially at the fair value of the proceeds received which is determined using the prevailing market rate of interest for a similar instrument, if significantly different from the transaction price, net of transaction costs incurred. Subsequent to initial recognition, loans and borrowings are stated at amortized cost, using an effective interest method; any difference between fair value of the proceeds (net of transaction costs) and the redemption amount is recognized as debt discount amortization over the period of the borrowings.

Revenue recognition

Revenue is recognized when it is probable that the economic benefits associated with a transaction will flow to the enterprise and the amount of the revenue can be measured reliably. Sales are recognized net of value-added tax and discounts when transfer of risks and rewards has been completed. In particular, revenue from the production and sale of produced gold is recognized when title has transferred to the customer.  In our restaurant, hotel and farm businesses, revenue is recognized when goods and services have been given to the customer.

Pension and post-employment Benefits

The Company’s mandatory contributions to the governmental pension scheme in the Russian Federation are expensed when incurred.

Contingencies

Certain conditions may exist as of balance sheet dates that may result in losses to the Company but the impact of which will only be resolved when one or more future events occur or fail to occur.

If a Company’s assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be reasonably estimated, then the estimated liability is accrued and charged to the statement of income.  If the assessment indicates that a potentially material loss is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, is disclosed in the notes to the financial statements. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee is disclosed.

Environmental expenditures

Estimated losses from environmental remediation obligations are generally recognized no later than the completion of remedial feasibility studies. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change.  Costs of expected future expenditures for environmental remediation obligations are not discounted to their net present value.

Business Segments

The company has adopted SFAS 131, « Disclosures About Segments of a Business Enterprise » and requires that a public company report annual and interim financial and descriptive information about its reportable operating segments.  Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  This Statement allows aggregation of similar operating segments into a single operating segment if the businesses are considered similar under the criteria of this statement.  For the purposes of applying this statement, we consider our farm, hotel and night club businesses to be similar and therefore have aggregated them.  As required, our financial information has been reported on the basis that we use internally for evaluating segment performance and deciding how to allocate resources to segments.

NOTE 3:  RELATED PARTY TRANSACTIONS

 On May 8, 2009,  4,900,000 and on June 30, 2009, an additional 2,500,000 shares of common stock were issued to officer and director Agata Gotova, and 7,500,000 common shares to Kenata corporation,  a corporation owned by Agata Gotova and company general counsel, Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for Ross Zoloto.

On May 8, 2009,  15,000,000 shares of common stock were issued to officer and director Araik Khachatrian in exchange for Ross Zoloto, pursuant to Section 4(2) of the Securities Act of 1933.

On May 8, 2009, 606,600 shares of common stock were issued to officer and director Zurab Chavchvadze, in exchange for Ross Zoloto.   pursuant to Section 4(2) of the Securities Act of 1933.

During the periods ended June 30, 2009, December 31, 2008 and 2007, the Company’s subsidiary, Ross Zoloto, had certain activities with its shareholder and related companies. The Company’s reported results of operations, financial position and cash flows may have been different had such transactions been carried out amongst unrelated parties. Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be effected on the same terms, conditions and amounts as transactions between unrelated parties

NOTE 4:  NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1 was issued to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 and APB 28-1is effective for interim reporting periods ending after June 15, 2009. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

 In April 2009, FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, was issued to provide additional guidance for estimating fair value in accordance with SFAS No.  157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

 Statement of Financial Accounting Standards No. 157, Fair Value Measurements , ("SFAS No. 157") was issued by the FASB in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 57 applies to other accounting pronouncements that require or permit fair value measurement. No new requirements are included in SFAS No. 157, but application of SFAS No. 157 will result in additional disclosure requirements.. The Company does not expect adoption of SFAS No. 157 will have a material impact on our financial position, results of operations or cash flows.

 In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company does not expect adoption of SFAS No. 159 will have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141R"). Among other things, SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. This standard will require accounting treatment for business combinations on a prospective basis.

 In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary and requires expanded disclosures. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement 133 ("SFAS No. 161"). SFAS No. 161 amends and expands SFAS No. 133 to enhance required disclosures regarding derivatives and hedging activities. It requires companies to provide additional disclosure to discuss the uses of derivative instruments; the accounting for derivative instruments and related hedged items under SFAS No. 133; and how derivative instruments and related hedged items affect the company's financial position, financial performance and cash flows. The Company adopted SFAS No. 161 on July 1, 2009. The Company does  not expect the adoption of this statement will have a material impact on our financial position, results of operations or cash flows

NOTE 5.  CASH AND CASH EQUIVALENTS

	June 30,2009	December 31, 2008	December 31, 2007

Cash in bank accounts denominated in RR	192	-	144
Total cash and cash equivalents	192	-	144

NOTE 6.  INVENTORIES

Gold is valued at the lower of net production cost and net realizable value.  The net cost of production per unit of gold is determined by dividing total production cost by the saleable output of gold.  Production costs include consumables and spares, labor, tax on mining, utilities, refining costs, sundry costs, amortization and depreciation of operating assets.Materials and supplies inventories are recorded at the lower of average cost or net realizable value.

NOTE 7: ACCOUNTS AND NOTES RECEIVABLE

	June 30,2009	December 31, 2008	December 31, 2007

Taxes prepaid – VAT	-	15,725	-
Other receivables and advances	336	34	-
Total accounts and notes receivable	336	15,759	-

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30,2009	December 31, 2008	December 31, 2007

Trade accounts payable	388,010	477	470
Accrued expenses	-	-	41
Other payables	-	204	-
Total accounts payable and accrued expenses	388,010	681	511

NOTE 9: LONG-TERM DEBT

	June 30,2009	December 31, 2008	December 31, 2007

Long-term debt payable to shareholder	-	260,000	260,000
Additional borrowings, net of repayments	-	55,380	-
Less: current portion	-	(315,380)	-
Total long-term debt, net of current portion	-	-	260,000

In November 2007, the Company entered into a long-term interest-free financing arrangement with it’s shareholder to borrow approximately an equivalent of USD 260 million.  In 2008 the Company borrowed additional funds for a total of USD 315 million.  The loan was repaid in full in 2009.

NOTE 10: SHAREHOLDER’S EQUITY

During the reporting period of June 30, 2009 and December 31, 2008 the Company’s subsidiary Ross Zoloto, made cash distributions from retained earnings of USD 15,269 million and USD 10,557 thousand, respectively.  The distributions were used in part to repay long-term loan from the owner.

NOTE 11.  PROPERTY, PLANT AND EQUIPMENT

	Cost	Accumulated DD&A	Net book value

Mining assets	210,794	7,874	203,116
Non-mining assets	195,199	6,964	188,236
Assets under construction	264	-	264
Balance at 30 June 2009

The Company’s mining fields are situated on land belonging to the Russian Federation. The Company obtained licenses from the local authorities and pays unified natural resources production tax to explore and produce mineral ore from the fields.

Non-mining assets include hotel, night club, cattle farm and related infrastructure. The services provided by these assets are available to general public.  Revenues and operating expenses related to these non-mining assets are included in other income or expense in Company’s income statement.

Management believes that the entire carrying amount of Company’s assets included under property, plant and equipment is fully recoverable from future cash proceeds expected to be received over the useful lives of these assets.

In accordance with SFAS No. 143, property, plant and equipment listed above include asset retirement costs associated with asset retirement obligations.  Changes in the asset retirement obligation during the period ended June 30, 2009 and December 31, 2008 and 2007 are as follows:

	June 30,2009	December 31, 2008	December 31, 2007

ARO liability at the beginning of the period	3,196	2,899	2,566
Accretion expense	146	297	333
Liabilities incurred	-	-	-
Changes in estimates	-	-	-
Total asset retirement obligations			2,899

The company conducts its operations so as to protect the public health and the environment, and to comply with all applicable laws and regulations governing protection of the environment.  Reclamation and remediation obligations rise throughout the life of each mine.

NOTE 12.  MINERAL RESERVES

Estimated proven and probable ore reserves reflect the economically recoverable quantities which can be legally recovered in the future from known mineral deposits.  The company’s reserves are estimated in accordance with the Russian Resource Reporting Code for gold reserves.  Mineral rights are recorded as assets when acquired and amortized on a straight-line basis over the life of the related mineral deposits based on estimated proved and probable ore reserves.

Estimated proven and probable ore reserves as of the period are 155 tons of gold and 450 tons of silver, valued at $3.6 billion, and are calculated based upon estimated future gold and sliver prices based on prevailing and long-term metal prices and estimated costs to complete production in a saleable form.

Costs to acquire mineral properties are capitalized and represent the property’s fair value at the time it was acquired, either as an individual asset purchase or as part of a business combination.

The expected useful lives used in depletion calculations are determined based on the facts and circumstances associated with the mineral interest.  The company evaluates the proven and probable reserves at least on an annual basis and adjusts the calculation upon which depletion is based, to correspond with the reserves as necessary.  Any changes in estimates of useful lives are accounted for prospectively from the date of the change.

NOTE 13.  GOODWILL AND GOODWILL IMPAIRMENT.

Business acquisitions are accounted for using the purchase method whereby acquired assets and liabilities are recorded at fair value as of the date of acquisiton with the excess of the purchase price over such fair value recorded as goodwill.  Goodwill is assigned to the reporting units and is not ammortized.

Included in the fair market value of property, plant and equipment and mineral propertyies in value beyond proven reserves (VBPP) resulting from the company’s acquisitions.  The concept of VBPP is described in FASB Emerging Issues Task Force (EITF) Issue No. 04-3, « Mining Assets : Impairment and Business Combinations, » and the Emerging Issues Committee abstract « EIC-152-Mining Assets-Impairment and Business Combinations » and has been interpreted differently by different mining companies.  The company’s acquisition adjustments to property, plant and equipment include VBPP attributable to mineralized material, which includes measured and indicated amounts that the company believes could be brought into production, and inferred resources.

Goodwill is attributed to the following factors :

The expected ability of the company to increase the reserves and resources t a particular mining property based on its potential to develop identified exploration targets existing on the properties which were part of the acquisitions.

The optionality (real option value associated with the portfolio of acquired mines as well as each individual mine) to develop additional, higher-cost reserves and to intensify efforts to develop the more promising acquired properties and reduce efforts at developing the less promising acquired properties should gold prices change in the future ; and

The going concern value of the company’s capacity to replace and augment reserves through completely new discoveries whose value is not reflected in any of the other valuations. Accordingly, in determining the basis of assigning goodwill to reporting units as at the date of the acquisition, the value associated with expected additional value attributable to exploration potential is quantified for each reporting unit based on the specific geological attributes of the mineral property and based on market data for similar types of properties.  The values associated with optionality and going concern value are not separately computed and accordingly the balance of goodwill is assigned to reporting units using a relative fair value methodology.

In determining the fair value of goodwill for the purposes of impairment testing, goodwill is recalculated in a manner consistent with the way it would be determined under a business combination.

At least on an  annual basis, the company evaluates the carrying amount of goodwill to determine whether events and circumstances have changed from the last evaluation date such that the carrying amount may no longer be recoverable.  The company compares the estimated fair value of reporting units to which goodwill was allocated to the carrying amounts.  If the carrying value of a reporting until were to exceed its estimated fair value, the company would compare the implied fair value of the reporting unit’s goodwill to its carrying amount.  Any excess of the carrying value over the fair value is charged to earnings.

NOTE 14: COMMITMENTS, CONTINGENCIES AND OPERATING RISKS

Insurance

The insurance industry in the Russian Federation is in a developing state and many forms of insurance protection common in other parts of the world are not yet generally available.  The Company does not have full coverage for its plant facilities, business interruption, or third party liability in respect of property or environmental damage arising from accidents on Company property or relating to the operations. Until the Company obtains adequate insurance coverage, there is a risk that the loss or destruction of certain environmental assets could have a material adverse effect on the Company’s operations and financial position.

Taxation environment

Russian tax, currency and customs legislation is subject to varying interpretations, and changes, which can occur frequently. Management’s interpretation of such legislation as applied to the transactions and activity of the Company may be challenged by the relevant regional and federal authorities. Recent developments in the Russian taxation environment suggest that the authorities are becoming more active in seeking to enforce, through the Russian court system, interpretations of tax legislation which may be different to authorities’ previous interpretations or practices. Differences and selective interpretations of tax regulations by various government authorities and inconsistent enforcement create further uncertainties in the taxation environment in the Russian Federation.

Tax declarations together with related documentation, are subject to review and investigation by a number of authorities, each of which may impose fines, penalties and interest charges. Fiscal periods remain open to review by the authorities for three calendar years preceding the year of review (one year in case of customs). Under certain circumstances reviews may cover longer periods. In addition, in some instances new tax regulations have taken retroactive effect. Additional taxes, penalties and interest which may be material to the position of the taxpayers may be assessed in the Russian Federation as a result of such reviews.

Mining Licenses

The Company is subject to periodic reviews of its activities by governmental authorities with respect to the requirements of its mining licenses. Management of the Company corresponds with governmental authorities to agree on remedial actions, if necessary, to resolve any findings resulting from these reviews.

Failure to comply with the terms of a license could result in fines, penalties or license limitation, suspension or revocation. The Company’s management believes any issues of non-compliance will be resolved through negotiations or corrective actions without any materially adverse effect on the financial position or the operating results of the Company. No significant issues of non compliance existed as of June 30, 2009.

Environmental matters

The enforcement of environmental regulation in the Russian Federation is evolving and the enforcement posture of government authorities is continually being reconsidered. The Company periodically evaluates its obligations under environmental regulations and, as obligations are determined, they are recognized immediately, if no current or future benefit is discernible. Potential liabilities which might arise as a result of stricter enforcement of existing regulations, civil litigation or changes in legislation, cannot be estimated. Under existing legislation, management believes that there are no probable liabilities or contingencies which will have a material adverse effect on the financial position or the operation results of the Company.

Legal contingencies

The Company is not a named party in any pending or threatened litigation.

NOTE 15: BUSINESS AND CREDIT CONCENTRATION

During 2009 and prior years, the main customer of the Company was Sberbank, a major state controlled retail banking institution in the Russian Federation.  The gold industry in Russia is subject to world market conditions and Russian government policies. The Russian and regional government have exercised, and can be expected to continue to exercise, significant influence over the Company’s operations, through legislative and regulatory means.

Changes in the market and government policies may significantly affect management’s estimates and the Company’s performance.

NOTE 15: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time the June 30, 2009 Form 10Q was filed with the Securities and Exchange Commission on August 15, 2009 which is the date the financial statements were issued.  No events have occurred subsequent to June 30, 2009 that require disclosure or recognition in these financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.  Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under "Item 1A. Risk Factors" included in Part II of this Report, and in the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the SEC.

Overview

On May 6, 2009, the registrant entered into a material definitive agreement with Gold Standard Mining Corp., a Wyoming corporation, by which the registrant acquired 100% of the outstanding common stock of Gold Standard Mining Corp.  in exchange for 20 million shares of company common stock and Pantelis Zachos retired 19,800,000 shares of common stock to the company treasury.   On June 18, 2009, the agreement was amended to reflect the originally agreed 30 million share purchase price, that could not be issued at the time because of the lack of authorized common share capital.

Pursuant to the agreement, the registrant has issued 30 million shares in exchange for all of the issued and outstanding shares of Gold Standard, which owns a wholly owned subsidiary called Ross Zoloto, a company which is engaged in the business of running a producing gold mine in Blagoveshchensk, Russia, in far eastern Russia on the border between Russia and China.

On May 6, 2009, Agata Gotova, Araik Khachatrian, and Zurab Chachavadze were appointed as directors of the company and Araik Khachatrian was appointed as Chief Operating Officer of the company.

Because of the recent acquisition of Ross Zoloto, management of the company does not believe a comparison with the previous quarter will be meaningful, so it has presented a cursory review and a summary of its plan of operations.

Results of Operations

The company’s only operating subsidiary was acquired on May 6, 2009.  Therefore, the comparison of our results of operations for the three and nine month periods ended June 30, 2008 with our results of operations for the three and nine month periods ended June 30, 2009, are generally not meaningful.   Except for the discussion on administrative and corporate expenses set forth below, all comparative information is presented from Ross Zoloto.  Because of the lack of meaningful comparison, a summary of the company’s plan of operations also been included.

Revenues

Revenues were $16,297,000 for the three months ended June 30, 2009, compared to $0 for the three months ended March 31, 2009.  Revenues of Ross Zoloto were $16,907,000 for the six months ended June 30, 2009, compared with $31,902,00 for the six months ended June 30, 2008. Management attributes the decrease in revenues to the repayment of long-term debt, which resulted in a loss of operating capital.

Operating Expenses

Operating expenses include payroll and related employee benefits, taxes and maintenance associated with Ross Zoloto’s mining operations and other administrative costs associated with facilities, and legal and other administrative fees, as well as corporate administrative expenses, which are discussed below.  Operating expenses for the three months ended June 30, 2009 were $11,180,000 compared with $4,263,000 for the three months ended March 31, 2009.  Operating expenses were $15,442,000 for the six months ended June 30, 2009 compared with $16,634,000 for the same period in 2008.

Administrative and Corporate Expenses

Administrative and corporate expenses include all corporate expenses of the company associated with its financing activities and expenses incurred to run a publicly traded company.  This includes corporate, legal, accounting, shareholder and SEC filing expenses.  It also includes officer’s consultants’, and legal and accounting staff’s travel expenses.  Administrative expenses were $417,000 for the three months ended June 30, 2009.  Comparable figures for the three months ended June 30, 2008 are not available.  Admninistrative expenses were $513,000 for the six months ended June 30, 2009 compared to $14,261 for the same period in 2008.

Other Income/(Expense)

Other income was $34,000 for the three months ended June 30, 2009 compared to $154,000 in other expenses, net of income, for the three months ended March 31, 2009.  Other expense, net of other income, was $120,000 for the six months ended June 30, 2009 compared to $1,739,000 for the same period in 2008.

Net Income (Loss)

Net loss includes the loss from operations, corporate expense and other expense.  We recorded a net income of $4,821,000 for the three months ended June 30, 2009 compared to a net loss of $4,417,000 for the three months ended March 31, 2009.  We recorded a net income of $4,308,000 for the six months ended June 30, 2009, compared with a net income of $13,460,000 for the same period in 2008.

Liquidity and Capital Resources

On June 30, 2009, we had cash of $192,000, accounts receivable, net of allowance for doubtful accounts, of $336,000, and inventories of 575,000.  Our working capital deficit as of June 30, 2009 was $387,261,000 compared to a working capital deficit of $299,621,000 at December 31, 2008.

Net cash provided by operating activities during the six months ended June 30, 2009 was $394,699.  The primary uses of cash was our repayment of long-term debt of $315,380.

Net cash used in financing activities during the six months ended June 30, 2009 was $315,380, and was used for repayment of long-term debt.  Net cash used in investing activities during the six months ended June 30, 2009 was $79,126,000.

 Recent Accounting Pronouncements

Please see "Note 43 – New Accounting Pronouncements" to our financial statements included in Part I—Item 1. Financial Statements of this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 193

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended June 30 2009, included in this Form 10Q.

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

Plan of Operations

The company has acquired mining properties and completed exploration activities on all of its properties.  It is producing gold from its alluvial operations and its ultimate objective is to build an ore processing facility to exploit its more extensive hard rock gold reserves.

We currently produce approximately 4-5 kilos of gold ore per day from alluvial deposits.  By the end of 2009, we expect to have mined between 300-400 kilograms of gold our alluvial deposits.  Our plan of operations is to expand our operations to the mining and processing of hard rock ore to exploit our most valuable gold reserves.  This will require the building of a plant at a cost of approximately $50 million.

Our first milestone is to raise the capital for the plant, which is expected to take between 3 to 12 months.  The raising of this capital will involve the preparation of an independent geological report, based on the laws of Canada.  In conjunction with the company’s capital raising effort, it will attempt to qualify for and apply for a listing on the Toronto Stock Exchange (TSX) and the NYSE Amex Exchange of the New York Stock Exchange (former AMEX).  The next milestone is to construct the plant and put it in operation, which is expected to take approximately 12 to 18 months.  In the meantime, we intend to continue our alluvial gold production.

ITEM 3 .  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure (i) that information we are required to disclose in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (ii) that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision of our chief executive officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our chief executive officer concluded that as of June 30, 2009, the design and operation of such disclosure controls and procedures were not effective at the reasonable assurance level because of material weaknesses in those controls and procedures.

Material Weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Because we acquired Ross Zoloto in May 2009, we only recently put in place internal controls in June 2009.  In connection with our acquisition of Ross Zoloto, we acquired substantial new operations, including international operations, new accounting systems, new financial personnel, and new financial procedures for which we had not fully implemented our internal controls as of June 30, 2009.  Accordingly, our chief executive officer identified the following internal control deficiencies during his assessment of our internal control over financial reporting as of June 30, 2009:  (i) we have not instituted all elements of an effective program to help prevent and detect fraud by Company employees; (ii) we did not maintain adequate segregation of duties for staff members responsible for recording revenue; and (iii) we have not completed a comprehensive test of material high risk internal controls to confirm these controls are effective.

If the identified material weaknesses are not remediated, one or more of those material weaknesses could result in a material misstatement in our reported financial statements in a future interim or annual period.  We are in the process of attempting to remediate the above noted weaknesses, but that remediation was not complete as of June 30, 2009.  During the second quarter of 2009 a new Chief Financial Officer was appointed for the company.  During the third quarter of 2009, Russian speaking accountants have been engaged to translate Russian accounting standards into generally accepted accounting principles.  We anticipate that we will complete the implementation of our internal controls and testing against a standardized framework over the next few fiscal quarters.

We will assess the need to take additional actions including, but not limited, to the following:  evaluate accounting and control systems to identify opportunities for enhanced controls;  recruit and hire additional staff to provide greater segregation of duty;  evaluate the need for other employee changes; expand executive management's ongoing communications regarding the importance of adherence to internal controls and company policies;  implement an internal auditing function at the Company and its subsidiaries; and evaluate such other actions as our advisors may recommend.

Management does not believe any of its financial statements contain a material error as a result of any material weakness in internal controls.

Changes In Internal Controls Over Financial Reporting.

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Limitations On Disclosure Controls And Procedures.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 4T.  CONTROLS AND PROCEDURES

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

Future legislation and administrative changes to the Russian mining laws could prevent us from exploring our properties.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following securities were issued by Gold Standard Mining Corp. within the past three years and were not registered under the Securities Act:

The following securities were issued by Gold Standard Mining Corp. within the past three years and were not registered under the Securities Act:

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

On or about March 30, 2009, 10,000 shares of common stock were issued to a non-affiliate investor in exchange for cash.

On or about April 25, 2009, 1667 shares of common stock were issued to a non-affiliate investor in exchange for cash, pursuant to Section 4(2) of the Securities Act of 1933.

On or about May 6, 2009, 5,502 shares of common stock were issued to a non-affiliate investor in exchange for cash.

On or about May 7, 2009, 50,000 shares of common stock were issued to a non-affiliate investor in exchange for cash, pursuant to Section 4(2) of the Securities Act of 1933.

On May 8, 2009,  4,900,000 and on June 30, 2009, an additional 2,500,000 shares of common stock were issued to officer and director Agata Gotova, and 7,500,000 common shares to Kenata corporation,  a corporation owned by Agata Gotova and company general counsel, Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for Ross Zoloto.

On May 8, 2009,  15,000,000 shares of common stock were issued to officer and director Araik Khachatrian in exchange for Ross Zoloto, pursuant to Section 4(2) of the Securities Act of 1933.

On May 8, 2009, 606,600 shares of common stock were issued to officer and director Zurab Chavchvadze, in exchange for Ross Zoloto.   pursuant to Section 4(2) of the Securities Act of 1933.

On July 2, 2009, 41,000 and 56,552 shares of common stock, respectively, were issued to two non-affiliate investors in exchange for cash, pursuant to Section 4(2) of the Securities Act of 1933.

On or about July 27, 2009, 50,000 shares of common stock were issued to a non-affiliate investor in exchange for services, pursuant to Section 4(2) of the Securities Act of 1933.

Proceeds from the above-referenced sales were used for administrative and corporate expenses, including legal, accounting, consulting and finance activities, as well as research, travel and acquisition expenses.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Date: August 16, 2009	FLUID SOLUTIONS, INC.

BY: Pantelis Zachos

/s/ Pantelis Zachos
Pantelis Zachos Chief Executive Officer and Director