Form 10-Q/A
period 2009-06-30
GOLD STANDARD MINING CORP.
filed 2009-11-10
CIK 1444403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

GOLD STANDARD MINING CORP.

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

Gold Standard Mining Corp. and Subsidiaries (a Production Stage Company) Consolidated Balance Sheet (Unaudited) (Restated)
(expressed in thousands of U.S. dollars)	June 30, 2009
ASSETS

Current Assets
Cash and cash equivalents	$ 192
Accounts and notes receivable, net	336
Inventories	575
Total current assets	1,103

Non-current assets
Property, plant and equipment, net	13,597

TOTAL ASSETS	14,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	--
Taxes payable	352
Total current liabilities	352

Long-term liabilities
Long-term debt	32
Asset retirement obligations	3,342
Total long-term liabilities	3,374

Total liabilities	3,726

EQUITY

Common stocks , $.001 par value
Authorized shares; 100,000,000
Issued and outstanding shares;
142,699,522 at June 30, 2009	891

Paid in capital	9,049
Surplus accumulated during development stage	1,034
Total Stockholders’ Equity	10,974

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 14,700

See accompanying notes to financial statements

Gold Standard Mining Corp. and Subsidiaries (a Production Stage Company) Statement of Operations ¬(Unaudited)- (Restated)
(expressed in thousands of U.S. dollars)	Three months ended June 30, 2009	3 months ended March 31, 2009	Six months ended June 30, 2009	Six months ended June 30 2008
Revenues
Gold production sales	$16 297	$ -	$16 297	$31 902

Net revenues	16,297	-	16,297	31,902

Administrative and Corporate Expenses	417	96	513	-

Taxes other than income tax	1,436	5	1,441	2,372
Maintenance expenses	1,009	-	1,009	1,238
Operating expenses	1,583	62	1,645	2,301
Depreciation, depletion and amortization	6,644	3,984	10,628	10,297
Operating expenses	18	42	60	129
Accretion expense	73	73	147	296

Operating expenses	11,180	4,263	15,442	16,634

Other income and expenses
Interest income (expense)	-	-	-	-
Other income, net	34	(154)	(120)	1739

Total other income and expenses	34	(154)	(120)	1,739

Income before income taxes	5,151	(4,417)	734	17,007

Income taxes
Current income tax expense (benefit)	1,114	(864)	249	4,082
Deferred income tax expense (benefit)	(783)	864	81	(534)
Total income tax expense	331	-	331	3,548

Net income	$4,821	$(4,417)	$ 404	$13,460
See notes to financial statements

Gold Standard Mining Corp. and Subsidiaries (a Production Stage Company) Statement of Cash Flows (Unaudited) (Restated)
	Six months ended June 30,	Six months ended June 30,
(expressed in thousands of U.S. dollars)	2009 (unaudited)	2008 (unaudited)
Operating activities
Net income	$ 404	$ 13,460

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,628	10,297
Accretion expense on asset retirement obligations	147	296
Deferred income tax (benefit) / expense	81	(534)
Other non-cash items

Changes in operational working capital:
Accounts and notes receivable	15,423	(15,759)
Inventories	174	(504)
Accounts and taxes payable	352	119,285
Net cash provided by operating activities	15,949	126,542

Investing activities
Capital expenditures	(79,126)	(62,624)
Net cash used for investing activities	(79,126)	(62,624)

Financing activities
Long-term debt issued	--	70,649
Repayment of long-term debt	--	(15,269)
Net cash used for financing activities	--	55,380

Net change in cash and cash equivalents	192	(144)
Cash and cash equivalents at beginning of period	-	144
Cash and cash equivalents at end of period	$ 192	$ -

See notes to financial statements

Gold Standard Mining Corp. and Subsidiaries Statement of Stockholder's Equity From inception (December 11, 2007) to June 30, 2009 (Restated)

	Common	Stock		Deficit	Total
			Additonal	Accumulated	Stockholders’
			Paid in	During	Surplus
	Shares	Amount	Capital	Development	Deficit

Balance at inception (Dec. 11, 2007)	-	-	-	-	-

Issuance of shares on Dec. 31, 2007 for services rendered	20,000,000	20,000	-	-	20,000
Net loss period Dec. 11, 2007 through December 31, 2007	-	-	-	(20,000)	(20,000)
Balance December 31, 2007	20,000,000	20,000	-	(20,000)	-

Issuance of shares for cash	10,000,000	10,000	-	-	10,000
Net loss for the year ended December 31, 2008				(44,497)	(44,497)

Balance at December 31, 2008	30,000,000	30,000	-	(64,497)	(34,497)
Stocks issued for cash	191,219	191	513,752		513,943
Stocks issued for services	525,000	525
Stocks cancelled	(18,000,000)	(18,000)			(18,000)
Stocks issued for acquisition	30,506,060	739,972			30,506
3.3 – 1 forward split	138,377,243	138,377			138,377
Net loss for the period ended June 30, 2009				404,000	404,000
Balance at June 30, 2009	142,699,522	$891,065	$513,572	$ 339,503	$ 1,034,329

See notes to financial statements

Gold Standard Mining Corp. and Subsidiaries

(a production stage company)

Notes to Consolidated Financial Statements

June 30, 2009

(unaudited)

(restated)

NOTE 1:   ORGANIZATION

Gold Standard Mining Corp. was incorporated on December 17, 2007 in the State of Nevada.  The Company, through its  subsidiary, Ross Zoloto, is engaged in the business of exploration, development, and production of gold from alluvial and hard rock mineral deposits located in the Amur region in the far east of the Russian Federation.  The Company is a “production stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards No. 7 (SFAS No. 7).

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

Stock Based Compensation

Shares of the Company’s common stock may be issued for services. These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon what the price of the common stock is on the date of each respective transaction.

Estimates

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

Fair Value of Financial Instruments

The carrying amounts for the Company’s cash,  and related party payables approximate fair value due to the short-term maturity of these instruments.

Income Taxes

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

Earnings (Loss) Per Share

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

•

Buildings and constructions 5 - 33 years

•

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

During the periods ended June 30, 2009, December 31, 2008 and 2007, the Company’s subsidiary, Ross Zoloto, had certain activities with its shareholder and related companies. The Company’s reported results of operations, financial position and cash flows may have been different had such transactions been carried out amongst unrelated parties. Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be effected on the same terms, conditions and amounts as transactions between unrelated parties.

On March 10, 2009, Araik Khachatrian cancelled the outstanding debt of $388,010 to Rosszoloto by agreement, and the value of the corresponding assets was adjusted from actual contractual cost to a lower appraised value.

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

NOTE 7: ACCOUNTS AND NOTES RECEIVABLE

	June 30,2009	December 31, 2008	December 31, 2007

Taxes prepaid – VAT	-	15,725	-
Other receivables and advances	336	34	-
Total accounts and notes receivable	336	15,759	-

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30,2009	December 31, 2008	December 31, 2007

Trade accounts payable	-	477	470
Accrued expenses	-	-	41
Other payables	-	204	-
Total accounts payable and accrued expenses	-	681	511

NOTE 9: LONG-TERM DEBT

	June 30,2009	December 31, 2008	December 31, 2007

Long-term debt payable to shareholder	-	260,000	260,000
Additional borrowings, net of repayments	-	55,380	-
Less: current portion	-	(315,380)	-
Total long-term debt, net of current portion	-	-	260,000

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

NOTE 11.  PROPERTY, PLANT AND EQUIPMENT

	Cost	Accumulated DD&A	Net book value

Mining assets	210,794	203,681	7,113
Non-mining assets	195,199	188,715	6,484
Balance at 30 June 2009	405,593	392,396	13,597

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

The company’s mineral reserves are estimated based on the Russian mineral reserve reporting system.  The company has 120 tons of C1 and P2 gold reserves; 69 tons of B and C1 gold reserves; 6 tons of C2 gold reserves; 3 tons of P2 platinum and 345 tons of silver reserves.  Russian mineral rights are owned by the government and licensed to enterprises such as Rosszoloto.  The Russian mineral resource and reserve reporting is split into two categories; “resources” and “reserves;” depending on the level of exploration.  Mineral resources are in situ estimates based on geological evidence with preliminary technical and economic assessments sufficient to show that there are reasonable prospects for eventual economic extraction.  Mineral reserves are the economically mineable part of a mineral resource, having taken into account all dilution and recovery factors and technical and economic studies having been carried out in sufficient detail to demonstrate that extraction can reasonably be justified.  The categories of resources and reserves are split into the following sub-categories:

Resources:

-

P3: No supporting evidence

-

P2: Evidence from geophysics/geochemistry/mapping

-

P1: Limited drill hole, trench sampling and outcrop data

Reserves:

-

C2: Systematic sampling, ancillary studies

-

C1: Closer-spaced sampling, more detailed ancillary studies

-

B: Close-spaced exploration or partly blocked out in mine

-

A: Generally blocked out ore in a producing mine

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

NOTE 13.  GOODWILL AND GOODWILL IMPAIRMENT

Business acquisitions are accounted for using the purchase method whereby acquired assets and liabilities are recorded at fair value as of the date of acquisition with the excess of the purchase price over such fair value recorded as goodwill.  Goodwill is assigned to the reporting units and is not amortized.

Included in the fair market value of property, plant and equipment and mineral properties in value beyond proven reserves (VBPP) resulting from the company’s acquisitions.  The concept of VBPP is described in FASB Emerging Issues Task Force (EITF) Issue No. 04-3, « Mining Assets : Impairment and Business Combinations, » and the Emerging Issues Committee abstract « EIC-152-Mining Assets-Impairment and Business Combinations » and has been interpreted differently by different mining companies.  The company’s acquisition adjustments to property, plant and equipment include VBPP attributable to mineralized material, which includes measured and indicated amounts that the company believes could be brought into production, and inferred resources.

Goodwill is attributed to the following factors :

-

 The expected ability of the company to increase the reserves and resources t a particular mining property based on its potential to develop identified exploration targets existing on the properties which were part of the acquisitions.

-

The optionality (real option value associated with the portfolio of acquired mines as well as each individual mine) to develop additional, higher-cost reserves and to intensify efforts to develop the more promising acquired properties and reduce efforts at developing the less promising acquired properties should gold prices change in the future ; and

-

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

NOTE 15: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time the June 30, 2009 Form 10Q was filed with the Securities and Exchange Commission on August 15, 2009 which is the date the financial statements were issued.  No events have occurred subsequent to June 30, 2009 that require disclosure or recognition in these financial statements, except that the financial statements have been restated to properly record a lower appraised value of the company’s assets over the historical cost value, and the result of Araik Khachatrian’s release of debt owed him by the company’s subsidiary.

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

Results of Operations

The company’s only operating subsidiary was acquired on May 6, 2009.  Therefore, the comparison of our results of operations for the three and nine month periods ended June 30, 2008 with our results of operations for the three and six month periods ended June 30, 2009, are generally not meaningful.   Except for the discussion on administrative and corporate expenses set forth below, all comparative information is presented from Ross Zoloto.  Because of the lack of meaningful comparison, a summary of the company’s plan of operations also been included.

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

ITEM 4.  CONTROLS AND PROCEDURES

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

Date: November 9, 2009	GOLD STANDARD MINING CORP.

BY: Pantelis Zachos

/s/ Pantelis Zachos
Pantelis Zachos Chief Executive Officer and Director