Form 10-Q
period 2009-09-30
GOLD STANDARD MINING CORP.
filed 2009-11-17
CIK 1444403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of September 30, 2009, the issuer had  142,699,522 shares of common stock outstanding.

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

Gold Standard Mining Corp. and Subsidiaries (a Production Stage Company) Consolidated Balance Sheet (Unaudited)
(expressed in thousands of U.S. dollars)	September 30, 2009
ASSETS

Current Assets
Cash and cash equivalents	$ 33
Accounts and notes receivable, net	433
Inventories	25,700
Total current assets	26,166

Non-current assets
Property, plant and equipment, net	13,700

TOTAL ASSETS	39,866

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	328
Taxes payable	67
Total current liabilities	395

Long-term liabilities
Long-term debt	--
Asset retirement obligations	3,342
Total long-term liabilities	3,342

Total liabilities	3,737

EQUITY

Common stocks , $.001 par value
Authorized shares; 100,000,000
Issued and outstanding shares;
142,699,522 at September 30, 2009	891

Paid in capital	26,535
Surplus accumulated during development stage	8,703
Total Stockholders’ Equity	36,129

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 39,866

See accompanying notes to financial statements

Gold Standard Mining Corp. and Subsidiaries (a Production Stage Company) Statement of Operations ¬(Unaudited)- (Restated)
(expressed in thousands of U.S. dollars)	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30 2008
Revenues
Gold production sales	$12,550	$ --	$ 28,847	$ --

Net revenues	12,550	--	28,847	--

Administrative and Corporate Expenses	--	--	513	990

Taxes other than income tax	785	--	2,226	--
Maintenance expenses	55	--	1,064	--
Operating expenses	252	--	1,897	--
Depreciation, depletion and amortization	496	--	11,124	--
Other expenses	2	--	62	--
Accretion expense	--	--	147	--

Operating expenses	1,590	--	17,033	990

Other income and expenses
Interest income (expense)	--	--	--	--
Other income, net	--		(120)

Total other income and expenses	--	--	(120)	--

Income before income taxes	10,960	--	11,694	(990)

Income taxes
Current income tax expense (benefit)	2,192	--	2.441	--
Deferred income tax expense (benefit)	--		81
Total income tax expense	2,192	--	2,522	--

Net income	$ 8,768	$ --	$ 14,511	$ (990)

See notes to financial statements

Gold Standard Mining Corp. and Subsidiaries (a Production Stage Company) Statement of Cash Flows (Unaudited) (Restated)
	Nine months ended September 30,	NIne months ended September 30,
(expressed in thousands of U.S. dollars)	2009 (unaudited)	2008 (unaudited)
Operating activities
Net income	$ 14,511	$(990)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	11,124	--
Accretion expense on asset retirement obligations	147	--
Deferred income tax (benefit) / expense	81	--
Other non-cash items

Changes in operational working capital:
Accounts and notes receivable	433	--
Inventories	25,700	--
Accounts and taxes payable	395	--
Net cash provided by operating activities	26,528

Investing activities
Capital expenditures	(79,126)
Net cash used for investing activities	(79,126)

Financing activities
Loans from related parties	--	4,300
Net proceeds from issuance of common stock	--	30,000

Net cash used for financing activities	--	34,300

Net change in cash and cash equivalents	192	(5,600)
Cash and cash equivalents at beginning of period	33	5,739
Cash and cash equivalents at end of period	$ 159	$ 139

See notes to financial statements

Gold Standard Mining Corp. and Subsidiaries Statement of Stockholder's Equity From inception (December 11, 2007) to September 30, 2009 (Restated)

	Common	Stock		Deficit	Total
			Additonal	Accumulated	Stockholders’
			Paid in	During	Surplus
	Shares	Amount	Capital	Development	Deficit

Balance at inception (Dec. 11, 2007)	-	-	-	-	-

Issuance of shares on Dec. 31, 2007 for services rendered	20,000,000	20,000	-	-	20,000
Net loss period Dec. 11, 2007 through December 31, 2007	-	-	-	(20,000)	(20,000)
Balance December 31, 2007	20,000,000	20,000	-	(20,000)	-

Issuance of shares for cash	10,000,000	10,000	-	-	10,000
Net loss for the year ended December 31, 2008				(44,497)	(44,497)

Balance at December 31, 2008	30,000,000	30,000	-	(64,497)	(34,497)
Stocks issued for cash	191,219	191	513,752		513,943
Stocks issued for services	525,000	525
Stocks cancelled	(18,000,000)	(18,000)			(18,000)
Stocks issued for acquisition	30,506,060	739,972			30,506
3.3 – 1 forward split	138,377,243	138,377			138,377
Net profit for the period ended September 30, 2009			26,021,248	8,767,000	8,767,000

Balance at September 30, 2009	142,699,522	$891,065	$26,535,000	$8,702,503	$9,397,329

See notes to financial statements

Gold Standard Mining Corp. and Subsidiaries

(a production stage company)

Notes to Consolidated Financial Statements

September 30, 2009

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

NOTE 3:  RELATED PARTY TRANSACTIONS

 On May 8, 2009,  4,900,000 and on September 30, 2009, an additional 2,500,000 shares of common stock were issued to officer and director Agata Gotova, and 7,500,000 common shares to Kenata corporation,  a corporation owned by Agata Gotova and company general counsel, Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for Ross Zoloto.

On May 8, 2009,  15,000,000 shares of common stock were issued to officer and director Araik Khachatrian in exchange for Ross Zoloto, pursuant to Section 4(2) of the Securities Act of 1933.

On May 8, 2009, 606,600 shares of common stock were issued to officer and director Zurab Chavchvadze, in exchange for Ross Zoloto.   pursuant to Section 4(2) of the Securities Act of 1933.

During the periods ended September 30, 2009, December 31, 2008 and 2007, the Company’s subsidiary, Ross Zoloto, had certain activities with its shareholder and related companies. The Company’s reported results of operations, financial position and cash flows may have been different had such transactions been carried out amongst unrelated parties. Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be effected on the same terms, conditions and amounts as transactions between unrelated parties.

On March 10, 2009, Araik Khachatrian cancelled the outstanding debt of $388,010 to Rosszoloto by agreement, and the value of the corresponding assets was adjusted from actual contractual cost to a lower appraised value.

NOTE 4:  NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1 was issued to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 and APB 28-1is effective for interim reporting periods ending after September 15, 2009. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

 In April 2009, FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, was issued to provide additional guidance for estimating fair value in accordance with SFAS No.  157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after September 15, 2009, and shall be applied prospectively. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

NOTE 5.  CASH AND CASH EQUIVALENTS

	September 30,2009	December 31, 2008	December 31, 2007

Cash in bank accounts denominated in RR	33	-	144
Total cash and cash equivalents	33	-	144

NOTE 6.	INVENTORIES

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

NOTE 7: ACCOUNTS AND NOTES RECEIVABLE

	September 30,2009	December 31, 2008	December 31, 2007

Taxes prepaid – VAT	-	15,725	-
Other receivables and advances	433	34	-
Total accounts and notes receivable	433	15,759	-

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30,2009	December 31, 2008	December 31, 2007

Trade accounts payable	-	477	470
Accrued expenses	-	-	41
Other payables	-	204	-
Total accounts payable and accrued expenses	-	681	511

NOTE 9: LONG-TERM DEBT

	September 30,2009	December 31, 2008	December 31, 2007

Long-term debt payable to shareholder	-	260,000	260,000
Additional borrowings, net of repayments	-	55,380	-
Less: current portion	-	(315,380)	-
Total long-term debt, net of current portion	-	-	260,000

In November 2007, the Company entered into a long-term interest-free financing arrangement with it’s shareholder to borrow approximately an equivalent of USD 260 million.  In 2008 the Company borrowed additional funds for a total of USD 315 million.  The loan was repaid in full in 2009.

NOTE 10: SHAREHOLDER’S EQUITY

During the reporting period of September 30, 2009 and December 31, 2008 the Company’s subsidiary Ross Zoloto, made cash distributions from retained earnings of USD 15,269 million and USD 10,557 thousand, respectively.  The distributions were used in part to repay long-term loan from the owner.

NOTE 11.  PROPERTY, PLANT AND EQUIPMENT

	Cost	Accumulated DD&A	Net book value

Mining assets	210,794	203,681	7,113
Non-mining assets	195,199	188,715	6,484
Balance at 30 September 2009	405,593	391,893	13,700

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

In accordance with SFAS No. 143, property, plant and equipment listed above include asset retirement costs associated with asset retirement obligations.  Changes in the asset retirement obligation during the period ended September 30, 2009 and December 31, 2008 and 2007 are as follows:

	September 30,2009	December 31, 2008	December 31, 2007

ARO liability at the beginning of the period	3,196	2,899	2,566
Accretion expense	146	297	333
Liabilities incurred	-	-	-
Changes in estimates	-	-	-
Total asset retirement obligations			2,899

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

Failure to comply with the terms of a license could result in fines, penalties or license limitation, suspension or revocation. The Company’s management believes any issues of non-compliance will be resolved through negotiations or corrective actions without any materially adverse effect on the financial position or the operating results of the Company. No significant issues of non compliance existed as of September 30, 2009.

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

NOTE 15: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time the September 30, 2009 Form 10Q was filed with the Securities and Exchange Commission on August 15, 2009 which is the date the financial statements were issued.  No events have occurred subsequent to September 30, 2009 that require disclosure or recognition in these financial statements, except that the financial statements have been restated to properly record a lower appraised value of the company’s assets over the historical cost value, and the result of Araik Khachatrian’s release of debt owed him by the company’s subsidiary.

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

Overview

On May 6, 2009, the registrant entered into a material definitive agreement with Gold Standard Mining Corp., a Wyoming corporation, by which the registrant acquired 100% of the outstanding common stock of Gold Standard Mining Corp.  in exchange for 20 million shares of company common stock and Pantelis Zachos retired 19,800,000 shares of common stock to the company treasury.   On September 18, 2009, the agreement was amended to reflect the originally agreed 30 million share purchase price, that could not be issued at the time because of the lack of authorized common share capital.

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

Results of Operations

The company’s only operating subsidiary was acquired on May 6, 2009.  Therefore, the comparison of our results of operations for the three and nine month periods ended September 30, 2008 with our results of operations for the three and six month periods ended September 30, 2009, are generally not meaningful.   Except for the discussion on administrative and corporate expenses set forth below, all comparative information is presented from Ross Zoloto.  Because of the lack of meaningful comparison, a summary of the company’s plan of operations also been included.

Revenues

Revenues were $12,550,000 for the three months ended September 30, 2009, and $28,847,00.

Operating Expenses

Operating expenses include payroll and related employee benefits, taxes and maintenance associated with Ross Zoloto’s mining operations and other administrative costs associated with facilities, and legal and other administrative fees, as well as corporate administrative expenses, which are discussed below.  Operating expenses for the three months ended September 30, 2009.  Operating expenses were $17,033,000 for the nine months ended September 30, 2009.

Administrative and Corporate Expenses

Administrative and corporate expenses include all corporate expenses of the company associated with its financing activities and expenses incurred to run a publicly traded company.  This includes corporate, legal, accounting, shareholder and SEC filing expenses.  It also includes officer’s consultants’, and legal and accounting staff’s travel expenses.  Administrative expenses were $0 for the three months ended September 30, 2009. Admninistrative expenses were $513,000 for the nine months ended September 30, 2009.

Other Income/(Expense)

Other income was $34,000 for the three months ended September 30, 2009.  Other expense, net of other income, was $120,000 for the nine months ended September 30, 2009.

Net Income (Loss)

Net loss includes the loss from operations, corporate expense and other expense.  We recorded a net income of $4,821,000 for the three months ended September 30, 2009.  We recorded a net income of $4,308,000 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

On September 30, 2009, we had cash of $33,000, accounts receivable, net of allowance for doubtful accounts, of $433,,000, and inventories of 25,700,000.  Our working capital surplus as of September 30, 2009 was $25,771,000.

Net cash provided by operating activities during the nine months ended September 30, 2009 was $26,528,000.

Net cash used in financing activities during the nine months ended September 30, 2009 was $79,126.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended September 30 2009, included in this Form 10Q.

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

Under the supervision of our chief executive officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our chief executive officer concluded that as of September 30, 2009, the design and operation of such disclosure controls and procedures were not effective at the reasonable assurance level because of material weaknesses in those controls and procedures.

Material Weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Because we acquired Ross Zoloto in May 2009, we only recently put in place internal controls in September 2009.  In connection with our acquisition of Ross Zoloto, we acquired substantial new operations, including international operations, new accounting systems, new financial personnel, and new financial procedures for which we had not fully implemented our internal controls as of September 30, 2009.  Accordingly, our chief executive officer identified the following internal control deficiencies during his assessment of our internal control over financial reporting as of September 30, 2009:  (i) we have not instituted all elements of an effective program to help prevent and detect fraud by Company employees; (ii) we did not maintain adequate segregation of duties for staff members responsible for recording revenue; and (iii) we have not completed a comprehensive test of material high risk internal controls to confirm these controls are effective.

If the identified material weaknesses are not remediated, one or more of those material weaknesses could result in a material misstatement in our reported financial statements in a future interim or annual period.  We are in the process of attempting to remediate the above noted weaknesses, but that remediation was not complete as of September 30, 2009.  During the second quarter of 2009 a new Chief Financial Officer was appointed for the company.  During the third quarter of 2009, Russian speaking accountants have been engaged to translate Russian accounting standards into generally accepted accounting principles.  We anticipate that we will complete the implementation of our internal controls and testing against a standardized framework over the next few fiscal quarters.

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

From September through October  2008, 10,000 shares were sold to 25 investors pursuant to Regulation D, Rule 504(b)(ii), registered in the State of Illinois as a Small Corporate Offering.

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

On May 8, 2009,  4,900,000 and on September 30, 2009, an additional 2,500,000 shares of common stock were issued to officer and director Agata Gotova, and 7,500,000 common shares to Kenata corporation,  a corporation owned by Agata Gotova and company general counsel, Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for Ross Zoloto.

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

Date: November 16, 2009	GOLD STANDARD MINING CORP.

BY: Pantelis Zachos

/s/ Pantelis Zachos
Pantelis Zachos Chief Executive Officer and Director