Form 10-K
period 2009-12-31
GOLD STANDARD MINING CORP.
filed 2010-04-14
CIK 1444403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-53434

GOLD STANDARD MINING CORP.

(Exact name of registrant as specified in its charter)

Nevada	41-2264890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

190 N Canon Drive, Ste 420
Beverly Hills, California	90210
(Address of principal executive office)	Zip Code

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

          Yes       X     No

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporate by reference in Part III of this From 10-K or any amendment to this Form 10-K.    _____\

Indicate by checkmark wither the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer ____

Non-accelerated filer ___ ( Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

    X     Yes              No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was: $0.

The number of shares outstanding of each of the registrant’s classes of common stock, as of December 31, 2009 was 142,699,522 shares.

PART I

Item 1.  BUSINESS

BUSINESS DEVELOPMENT

The Company was incorporated in Nevada on December 11, 2007 under the name, Fluid Solutions, Inc.  The Company’s fiscal year end is December 31.

On May 6, 2009, the Company entered into a material definitive agreement, as amended, with Gold Standard Mining Corp., a Wyoming corporation, by which the Company acquired 100% of the outstanding common stock of Gold Standard Mining Corp. in exchange for 30,506,600 shares of the Company's common stock.  Shortly thereafter, a major shareholder retired 18 million shares of common stock to the Company treasury.  The shares were exchanged in two segments; on May 6, 2009, the Company exchanged 20,506,600 shares; and on September 30, 2009, the additional 10 million shares were exchanged because of the lack of authorized common share capital at the date of the initial exchange.

In February 2009, Gold Standard Mining Corp., entered into an agreement with Ross Zoloto Co., Ltd., a Russian limited liability company, to exchange all of Ross Zoloto’s outstanding shares, held by its sole shareholder, Araik Khachatrian, for shares of the Wyoming corporation.  The exchange transaction is pending review and approval by the Russian regulatory authorities.  As a result of the pending acquisition, the Company has changed its plan of operations to the mining of precious metals.

The assets of Gold Standard Mining of Wyoming have been transferred to the Company and its liabilities have been assumed by the Nevada parent.  Gold Standard Mining of Wyoming is currently inactive and in process of liquidation.

Ross Zoloto is a company engaged in the business of operating a producing gold mine in Zeya, Russia, which is located near the border between Russia and China.

On May 6, 2009, Agata Gotova, Araik Khachatrian, and Zurab Chachavadze were appointed as directors of the Company and Araik Khachatrian was appointed as Chief Operating Officer of the Company.

On May 18, 2009, Fluid Solutions, Inc. changed its name to Gold Standard Mining Corp. and effected a 3.3-1 forward common stock split.

BUSINESS

Gold Standard Mining Corp. is a publicly held Nevada corporation, whose common stock trades on the over-the-counter bulletin board under the trading symbol, “GSTP.”  The Company’s subsidiary, Gold Standard Mining of Wyoming had entered into an agreement to acquire Ross Zoloto, a Russian company that operates a producing gold mine in the far east of Russia near the Russo-Sino border.  Ross Zoloto produces gold from its alluvial mining operation on 12 claims with gold reserves of 3186 kilograms, with a gold content of 2 to 10 grams per ton and a gold standard of 763 to 933.

FORWARD LOOKING STATEMENTS

This annual report and the exhibits attached hereto contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern the Company's anticipated results and developments in the Company's operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “believes” or “does not believe”, "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•

risks related to our proposed mineral operations being subject to government regulation;

•

risks related to our ability to obtain additional capital to develop our proposed resources, if any;

•

risks related to our proposed mineral exploration activities;

•

risks related to the fluctuation of prices for precious and base metals, such as gold, silver and copper;

•

risks related to the competitive industry of mineral exploration;

•

risks related to our title and rights in our proposed mineral properties;

•

risks related to the possible dilution of our common stock from additional financing activities; and

•

risks related to fluctuations of the price of our shares of common stock.

ROSS ZOLOTO PENDING ACQUISITION

With the acquisition of Gold Standard Mining (Wyoming), the Company became a party to an agreement whereby Gold Standard Wyoming  was in process of acquiring 100% of the outstanding securities of Ross Zoloto Co., Ltd.   This agreement is subject to the approval of the Russian government.  Should approval not be timely granted, we would seek other opportunities.

Ross Zoloto’s hard rock mineral deposits at its Snezhinka property have 120 tons of gold reserves classified as C1 and P2 under the Russian reserve reporting system, 3 tons of platinum P2 and 195 tons of silver P2.  Its hard rock mineral deposits at its Elnichnoe property have 69 tons of B+C1 gold reserves, and 6 tons of C2 gold reserves, and 150 tons of silver.  Total gold reserves are estimated at 6.24 billion ounces.  It has three sources of sales for its gold, at prices indexed to the market rate; the Russian Central Bank, the Russian Savings Bank, and its gold broker in London.  Its primary customer is the Russian Savings Bank.

Ross Zoloto licenses its mining claims each from the Russian Government.  The license for Snezhinka expires in 2030, and the license for Elnichnoe expires in 2019.  Both licenses can be renewed at the election of the Company, provided their terms are being performed.  In exchange for the licenses, Ross Zoloto is obligated to pay a 3% fee for any exploration activities.  Production fees are 2.6% on all produced gold, and 2-4% of gold production for unexplored areas, for a total payment on production of up to 6.6%.  In addition, on any properties that the Russian government has expended costs on research and exploration, Ross Zoloto is obligated to pay a fee of 7.8% of all gold produced, unless it refunds the government’s costs or conducts its own research and exploration.  Ross Zoloto employs approximately 200 gold miners and owns 25 pieces of heavy machinery.  Currently it is producing gold from alluvial deposits but its principal reserves are in hard rock.

The Mining Industry

Market prices of gold have been on a continual rise since 2003, when gold traded for around $320 per ounce, to prices approaching $1,000 per ounce in 2009.  Russia is the fifth largest producer of gold in the world, and holds the second largest in gold reserves.  $240 billion was invested in Russian base metal transactions in 2008.  Explored gold fields in Russia contain over 7,000 tons of gold.  Most production is accounted for in placer deposits, of which 60% of these resources are in the Russian Far East and eastern Siberia.  Total gold production in 2008 was approximately 184 tons and the forecast for 2009 is 190 tons.  The Amur region is currently the fourth in gold production of Russia’s 11 gold producing regions.  Western owned gold companies accounted for approximately 21% of the country’s gold production in 2008.  Gold reserve life in Russian significantly exceeds that of the West.

Russian mineral rights are owned by the government and licensed to enterprises such as Ross Zoloto.  The Russian mineral resource and reserve reporting is split into two categories; “resources” and “reserves;” depending on the level of exploration.  Mineral resources are in situ estimates based on geological evidence with preliminary technical and economic assessments sufficient to show that there are reasonable prospects for eventual economic extraction.  Mineral reserves are the economically mineable parts of a mineral resource, having taken into account all dilution and recovery factors and technical and economic studies having been carried out in sufficient detail to demonstrate that extraction can reasonably be justified.

Einichnoe Mineral Deposit

The Elnichnoe Mineral Deposit is located in the district of Zeya, Amur Region of the Russian Federation, approximately 8.3 miles east of the town of Algach.

The deposit contains hard rock and alluvial gold deposits.  Ross Zoloto is currently exploiting the alluvial or placer deposits.

Placer Deposits

Ross Zoloto mines its alluvial deposits on 12 claims within the area of the Elnichnoe mineral deposit

Hard Rock Gold Deposits

The Elnichnoe Mineral Deposit’s geological studies go back to 1946.  Mineral deposits are located in the areas of the bald peak “Centraini,” “Breckchievi,” and “Serebriani.”  Reports from 1979 on the bald peak “Centraini” show hydrothermally changed diorite porphyry zones contain quartz veins ranging from 100-150 meters long and 800 meters wide, with ore grade of .01-11.3 grams per ton in gold and silver from 16.3 to 36.4 grams per ton.  Beresite veins contain purte, chalco, galena and gold.

The Elnichnoe deposits contain 69 tons of B+C1 gold reserves and 6 tons of C2 gold reserves.  Geological exploration on the property goes back to 1946, with further exploration studies performed in 1967, 1976, 1979 and 1992.  Exploration in 2000 was conducted over an area of 9.2 square kilometers, using dipole profiling, mechanized trench drifting and drilling to 603.6 meters.

Snezhinka Mineral Deposit

The Snezhinka hard rock mineral deposit covers a 20 square kilometer area in the Skovorodinsky District of the Amur Region,  and is situated approximately 11 miles south of the town of Erofey-Pavlovich.  The property consists of three claims; Snezhinka, Svetloye, and Glubokinsoye.  Total indicated and inferred gold reserves on the property are 120 tons.  The property is located 15 kilometers from the main road, where electrical power is also accessible.

Plant and Equipment

Mining Property and Equipment

Ross Zoloto owns suction dredges and nine other specialized mining tools, 15 “Ural” trucks, 10 Caterpillar and Kamatsu tractors, and garage, smelting factory and miner housing on site for its alluvial gold mining operation.

Other Property and Equipment

Ross Zoloto also owns and operates a complex in the city of Blagoveshensk, consisting of an office building, where its administrative headquarters are located, and a restaurant, a nightclub and a hotel, in full operation and open to the public.  The company also owns “Verkhneamurskiy Farm,” a large farm approximately 40 kilometers from Blagoveshensk for its animal husbandry business (currently pig farming) and “Semidomka Farm,” a collective farm 60 kilometers from Blagoveshensk for crop growing.

Competition in the Mining Industry

Subject to obtaining Russian government approval for the acquisition of Ross Zoloto, the Company expects to encounter aggressive competition within the minerals industry to discover, acquire and mine mineral properties considered to have commercial potential.   In addition, Ross Zoloto will compete with others in efforts to obtain financing to acquire and explore mineral properties.

Ross Zoloto  competes with other more established gold mining companies in production, such as Highland Gold Mining, the fourth third largest producer of gold in the region, , Kinross gold Corporation, the second largest producer of gold in the region, and Petropavlosk PLC, formerly known as Peter Hambro Mining, the largest producer of gold in the region.

Government Regulation in Russia

The  activities of Ross Zoloto are subject to various federal, state, and local laws and regulations governing prospecting, exploration, production, labor standards, occupational health and mine safety, control of toxic substances, and other matters involving environmental protection and taxation.  It is possible that future changes in these laws or regulations could have a significant impact on Ross Zoloto's business, causing those activities to be economically re-evaluated at that time.

Environmental Risks

Minerals exploration and mining are subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Insurance against environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production, is not generally available to Ross Zoloto (or to other companies in the minerals industry) at a reasonable price.  To the extent that Ross Zoloto may become subject to environmental liabilities, the remediation of any such liabilities would reduce funds otherwise available to it and could have a material adverse effect on its financial condition.  Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

EMPLOYEES

We currently employ, on a non-salary basis, two management level employees.  The Company may require additional employees in the future.  There is intense competition for capable, experienced, qualified personnel and there is no assurance the Company will be able to obtain new qualified employees when required.

PATENTS

The company holds no patents or trademarks.

Item 1A.  RISK FACTORS

We are subject to various risks, which may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

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

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

Prior to this offering, there has been no market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our  Officers and Directors Have the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and Their Interests May Differ From Other Stockholders

Our executive officers and directors have significant influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these executive officers and directors may differ from the interests of the other stockholders.

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

Item 2.  PROPERTIES

The Company’s properties are limited at the present time to its offices in Beverly Hills, which it sublets from its counsel.   The Company considers its existing facilities to be adequate for its current needs.

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

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

              AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades publicly on the over the counter bulletin board under the symbol "GSTP." The over the counter bulletin board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The over the counter Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports.  This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.

The following table sets forth the high and low bid prices per share of our common stock for the periods indicated as reported on the over the counter bulletin board.

YEAR ENDED DECEMBER 31, 2009	High	Low
Fourth Quarter	$ 6.75	$ 0.10
Third Quarter	7.50	0.10
Second Quarter	6.75	0.10
First Quarter	6.75	0.10

The quotes represent inter-dealer prices, without adjustment for retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The trading volume of our securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Holders

As of December 31, 2009, there were 142,699,522 shares of common stock outstanding held by approximately 56 holders of record.

Dividends

Our board of directors has not declared a dividend on our common stock during the last two fiscal years or the subsequent interim period and we do not anticipate the payments of dividends in the near future as we intend to reinvest our profits to grow our business.

Penny Stock Status

The Company’s common stock is a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

1.

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

2.

Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

3.

Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

4.

The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a  written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

Unregistered Sales of Securities

The following securities were sold by the registrant during the past two fiscal years that were not registered under the Securities Act:  All share data is shown after giving effect to 1,000 for 1 stock split that occurred on October 18, 2008 and a 3.3 to 1 stock split that occurred on May 18, 2009.

In December 2007, 66,000,000 shares of common stock were issued to officer and director Pantelis Zachos, pursuant to Section 4(2) of the Securities Act of 1933.

From September through October 2008, 33,000,000 shares were sold to 25 investors pursuant to Regulation D, Rule 504(b)(ii), registered in the State of Illinois as a Small Corporate Offering.

On or about January 30, 2009, 66,000 shares of common stock were issued to a non-affiliate investor in exchange for cash, pursuant to Section 4(2) of the Securities Act of 1933.

On or about February 13, 2009, 6,600 shares of common stock were issued to a non-affiliate investor in exchange for cash, pursuant to Section 4(2) of the Securities Act of 1933.

On or about February 14, 2009, 66,000 shares of common stock were issued to two non-affiliate investors in exchange for cash, pursuant to Section 4(2) of the Securities Act of 1933.

On or about February 26, 2009, 33,000 shares of common stock were issued to a non-affiliate investor in exchange for cash, pursuant to Section 4(2) of the Securities Act of 1933.

On or about February 26, 2009, 82,500 shares of common stock were issued to a non-affiliate investor in exchange for services, pursuant to Section 4(2) of the Securities Act of 1933.

On or about March 30, 2009, 33,000 shares of common stock were issued to a non-affiliate investor in exchange for cash.

On or about April 25, 2009, 5,501 shares of common stock were issued to a non-affiliate investor in exchange for cash, pursuant to Section 4(2) of the Securities Act of 1933.

On or about May 6, 2009, 18,157 shares of common stock were issued to a non-affiliate investor in exchange for cash.

On or about May 7, 2009, 165,000 shares of common stock were issued to a non-affiliate investor in exchange for cash, pursuant to Section 4(2) of the Securities Act of 1933.

On May 8, 2009, 16,170,000 and on September 30, 2009, an additional 8,250,000 shares of common stock were issued to director Agata Gotova, and 24,750,000 common shares to Kennata Corporation, a corporation owned by Agata Gotova and Company’s general counsel, Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for Ross Zoloto.

On May 8, 2009, 49,500,000 shares of common stock were issued to officer and director Araik Khachatrian in exchange for Ross Zoloto, pursuant to Section 4(2) of the Securities Act of 1933.

On May 8, 2009, 2,001,780 shares of common stock were issued to officer and director Zurab Chachavadze, in exchange for Ross Zoloto, pursuant to Section 4(2) of the Securities Act of 1933.

On July 2, 2009, 135,300 and 186,622 shares of common stock, respectively, were issued to two non-affiliate investors in exchange for cash, pursuant to Section 4(2) of the Securities Act of 1933.

On or about July 27, 2009, 5,000 shares of common stock were issued to a non-affiliate investor in exchange for services, pursuant to Section 4(2) of the Securities Act of 1933.

Proceeds from the above-referenced sales were used for administrative and corporate expenses, including legal, accounting, consulting and finance activities, as well as research, travel and acquisition expenses.

.

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

PLAN OF OPERATIONS

We intend to implement the strategy of acquiring operating companies and properties in gold rich areas such as Russia, and to develop those companies and properties with the support of western technology, finance and corporate governance.  We intend to explore and develop Russian properties, while seeking out new producing projects and joint ventures.

Assuming the consummation of our acquisition of Ross Zoloto, our plan is to expand our operations to the mining and processing of hard rock ore to exploit the more valuable gold reserves.  This will require the building of a plant at a cost of approximately $50 million to service Ross Zoloto’s Snezhinka property.  When completed, the plant should have a capacity to produce approximately seven tons of gold per year.

The first milestone of our plan of operations is to raise the capital for the first plant, which is expected to take between 3 to 12 months.  The next milestone is to construct the plant and put it in operation, which is expected to take approximately 12 to 18 months.  In the meantime, we intend to continue  alluvial gold production.  Once the first plant has been built at Snezhinka, we plan to build a second plant our Elnichnoe location at an estimated cost of $100 million.

Critical Accounting Estimates and Policies

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

Income Taxes

In February 1992, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board (“APB”) Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company’s major tax asset is its net operating loss carryforward in the amount of approximately $668,000 which results in a tax asset of $227,120.  The Company has established a valuation allowance in the amount of $227,120 since it is likely that the Company will not use the net operating loss carryforward.

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

The Company underwent a 3.3-1 forward stock split effective Ma7 18, 2009.  The effect of the forward split has been applied to the earliest date of the respective financial statement, and all stock issuances have been adjusted for the effect of the forward split.

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

Item 9A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, the Company has determined that its system of controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment.

Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, the Company has determined that its system of controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management had determined during the last fiscal year, that there were material weaknesses in its internal control over financial reporting procedures, and developed the current procedure to ameliorate the internal procedures.

Item 9B.  OTHER INFORMATION

In 2009, the Company underwent a 3.3-1 forward split of its common share capital.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Positiion

Pantelis Zachos	57	CEO, CFO, Secretary, Director
Araik Khachatrian	39	COO
Agata Gotova	32	Director
Zurab Chachavadze	63	Director

Pantelis Zachos.  Mr. Zachos started his career, upon his move to Europe in 1980, as export sales manager at Lortex S.A., a consumer textiles multinational company, with headquarters in Greece and trading activities in Europe and the Middle East.   In 1989, he joined Union Agencies S.A., a multinational import-export company as V.P. in charge of all international trading and their financing activities.  In 1993, he started his own company Unimex Ltd., which operated as buying representative of major European wholesale and retail companies, for their buying programs, in most countries of southeast Europe. In addition the company provided consulting services, for merchandising and import financing arrangements, to its customers.  In 2000, after having built an extensive network of personal acquaintances and business associates in southeast Europe, he became active advising on investments, in a stabilized emerging region with promising growth potential.  Since 2003, those services have expanded into coordinating the financing and supervising the development and operations of projects that focus on commercializing the use of natural resources, namely renewable forms of energy such as solar and wind and drinking water.  Mr. Zachos’ formal higher education includes undergraduate work in International Relations and Economics and graduate work in Public and Business Administration at CSU-Long Beach and UCLA.  Mr. Zachos has also, through the years, attended numerous conferences and seminars on International Trade and Finance in many European countries and the U.S.

Araik Khachatrian is the Chief Operating Officer of the Company since May 6, 2009, and the founder and President of Ross Zoloto since its inception in 2007.  In 1999, Mr. Khachatrian founded Zolotoe Runo Co., Ltd., a company engaged in the mining of placer gold in the Zeiskiy district of the Amur region.  In 2006, Zolotoe Runo was renamed Roszoloto Co., Ltd.  In 2007 Mr. Khachatrian founded the gold mining companies of Sigulen Co., Ltd. and Yukos Co., Ltd.  In 2008, he founded Ross Zoloto Co., Ltd. and merged all four companies into the current Ross Zoloto.  He is a Graduate of Economics, Moscow University 1995, and a Qualified Mining Engineer.

Agata Gotova is a current director of the Company since May 6, 2009.  She has served as the Chief Executive Officer of Signature Films since 2002.  As head of Signature Films, she conceived, developed and produced two celebrity interview television shows and developed several feature films.  From 2004 through 2006, she served as the Creative Director of Imperia Entertainment, Inc., where she developed and co-wrote several feature films.  She attended Moscow University, Humanities and Sorbonne University, French Literature.

Zurab Chachavadze is a current director of the Company since May 6, 2009.  He served as head of Votum in 2000, a consulting company, which assisted small and medium businesses in development.  Since 2005, he has served as a public activist, official representative to the Russian Crown, has participated in the Russian Nobel movement and serves on its High Monarchy Council.  He is currently a member of the Central Federal Region of the Russian Federation, and Counsel to the Representative of the President of the Russian Federation.  Prior to heading up Votum, Mr. Chachavadze taught French and literature at the University level, conducted and published studies on education and new way of learning, and was the co-founder and General Director of the Soviet-English cooperative, Rurik.  He is a graduate of Western European Language and Culture, 1969, Tblisi University.

Item 11.  EXECUTIVE COMPENSATION

The following table provides information as to cash compensation of all officers of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Pantelis Zachos CEO, CFO, Secretary	2008 2009	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0
Araik Khachatrian, COO	2008 2009	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0

The Company has not entered into employment contracts with its executive officers.  There are no outstanding equity awards or options to officers issued or outstanding.

The following table provides information concerning the compensation of the directors of the Company for the past fiscal year:

DIRECTOR COMPENSATION

Name and principal position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation

Pantelis Zachos	$0	$0	$0	$0	$0	$0	$0

Araik Khachatrian	$0	$0	$0	$0	$0	$0	$0
Agata Gotova	$0	$0	$0	$0	$0	$0	$0
Zurab Chachavadze	$0	$0	$0	$0	$0	$0	$0

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

Audit Committee

The Company does not have an audit committee.

Item 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information furnished to us with respect to the beneficial ownership of our common stock by (i) each executive officer, director and nominee, and by all directors and executive officers as a group, and (ii) each beneficial owner of more than five percent of our outstanding common stock, in each case as of December 31, 2009. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class

Common Stock	Pantelis Zachos Ampelon 3, Kilkis, Greece Beverly Hills, CA 90210	6,600,000	4.3%%

Common Stock	Araik Khachatrian, 26 Gorkova Street, Blagoveshensk, Russia 675000	49,500,000	34.7%

Common Stock	Agata Gotova, 1305 Summitridge Drive, Beverly Hills, CA 90210	24,420,000	17.1%

Common Stock	Zurab Chachavadze, 26 Gorkova Street, Blagoveshensk, Russia 675000	1,999,998	1.4%

Common Stock	Kennata Corporation Kenneth Eade, 190 N Canon Drive, suite 420, Beverly Hills, CA 90210	24,750,000	17.3%

Common Stock	Shares of directors and executive officers as a group (4 persons)	82,519,998	57.8%

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

                INDEPENDENCE.

On December 11, 2007, 66,000 shares of common stock were issued to officer director Pantelis Zachos, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for setup costs and the company’s business plan.

On May 8, 2009, 16,170,000 and on September 30, 2009, an additional 8,250,000 shares of common stock were issued to director Agata Gotova, and 24,750,000 common shares to Kenata Corporation, a corporation owned by Agata Gotova and Company’s general counsel, Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for Ross Zoloto.

On May 8, 2009, 49,500,000 shares of common stock were issued to officer and director Araik Khachatrian in exchange for Ross Zoloto, pursuant to Section 4(2) of the Securities Act of 1933.

On May 8, 2009, 1,999,998 shares of common stock were issued to officer and director Zurab Chachavadze, in exchange for Ross Zoloto, pursuant to Section 4(2) of the Securities Act of 1933.

In May 2009, our CEO, Pantelis Zachos, voluntarily retired 18,000,000 (pre-split shares, 59,400,000 post-split) shares to the Company treasury.

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

During the two most recent fiscal years, there have been no disagreements with our accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the accountants, would have caused it to make reference to the subject matter of the disagreements in connection with the reports.

The Company does not have an audit committee.  The audit committee’s function is performed by the full board of directors.  The board of directors verified the following with respect to our independent accountants:

1.

The accountant is and has been in good standing within the jurisdiction of its practice.

2.

The accountant is a member in good standing of the Public Accountancy Oversight Board

           (PAOB).

3.

The accountant is capable of exercising objective and impartial judgment on all issues encompassed within its potential engagement, and that no member of the firm had any interest or relationship with any officer, director or principal shareholder.

Audit Fees

The aggregate fees billed since inception and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements is approximately  $40,000 which all related to the review and audit of Company financial statements.

Tax Fees

Fees paid to our accountant tax compliance, tax advice and tax planning amounted to approximately $12,000.

All Other Fees

 No other fees were paid to our accountant for any other services.

Item 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a)

The following financial statements are filed as part of this Registration statement:

 Report of Independent Registered Certified Public Accountant

 Financial Statements

 Balance Sheet

 Statement of Operations

 Statement of Stockholders’ Equity

 Statement of Cash Flows

 Notes to Financial Statements

(b)

The following exhibits are filed as part of this Registration Statement:

None

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Gold Standard Mining Corp.

We have audited the accompanying balance sheet of Gold Standard Mining Corp. (a Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the years ending December 31, 2009 and 2008, and for the period from December 11, 2007 (inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Standard Mining Corp. as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years ended December 31, 2009 and 2008 and for the period from December 11, 2007 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 2 to the financial statements the Company has not generated any significant revenue during the period December 11, 2007 (inception) through December 31, 2009 and has funded its operations primarily through the issuance of equity.  This matter raises substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows through the issuance of additional debt or equity financing to meet its obligations and sustain its operations.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Gruber & Company, LLC

    Gruber & Company, LLC

    Lake St. Louis, Missouri

    April 12, 2010

GOLD STANDARD MINING CORP. (a development stage company) BALANCE SHEET

	December 31, 2008	December 31, 2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 3	$ 5,654
TOTAL CURRENT ASSETS	$ 3	$ 5,654
TOTAL ASSETS	$ 3	$ 5,654

LIABILITY AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liability-Loans from shareholders and others	34,500	117,533
TOTAL LIABILITIES	34,500	117,533

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY (DEFICIT)

Common Stock, $0.001 par value, 100,000,000 shares authorized,

30,000,000 and 142,699,522 shares issued and outstanding	30,000	142,700
Additional Paid-in-Capital	--	413,401
Deficit accumulated during development stage	(64,497)	(667,980)

TOTAL STOCKHOLDERS’ DEFICIT	(34,497)	(111,879)

TOTAL LIABILITIES AND TOCKHOLDERS’ DEFICIT	$ 3	$ 5,654

See accompanying accountants' report and notes to financial statements

GOLD STANDARD MINING (A Development Stage Company) Statement of Operations

	December 11, 2007 (inception) to December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009	Cumulative from December 11, 2007 (inception) to December 31, 2009

REVENUE, net	$ --	$ --	$ --	$ --

OPERATING EXPENSES:
Selling, general and administrative	20,000	44,497	603,483	667,980

TOTAL OPERATING EXPENSES	20,000	44,497	603,483	667,980

LOSS BEFORE PROVISION FOR INCOME TAXES	(20,000)	(44,497)	(603,483)	(667,980)

PROVISION FOR INCOME TAXES	--	--	--	--

NET LOSS	$ (20,000)	$ (44,4972)	$ (603,483)	$ (667,980)

NET LOSS PER SHARE:
BASIC AND DILUTED	nil	nil	$ (0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	66,000,000	71,500,001	88,003,095

The accompanying notes are an integral part of these financial statements

GOLD STANDARD MINING (A Development Stage Company) Statement of Cash Flows
	December 17, 2007 (inception) to December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009	Cumulative from December 17, 2007 (inception) to December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (20,000)	$ (44,497)	$ (603,483)	$ (667,980)
Adjustment to reconcile net loss to net cash used in
operating activities:

Issuance of shares for services rendered	20,000	--	75,000	95,000

Net cash used in operating activities	--	(44,497)	(528,483)	(572,980)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholder	--	34,500	83,033	117,533
Proceeds from issuance of common stock	--	10,000	350,429	360,429
Net cash provided by financing activities	--	44,500	433,462	477,962

CASH FLOWS FROM INVESTING ACTIVITIES:
Par value of stock issued for prospective acquisition of Ross Zoloto	--	--	100,672	100,672
Net cash provided by investing activities	--	--	100,672	100,672

NET INCREASE IN CASH AND CASH EQUIVALENTS	--	3	5,651	5,654

CASH AND CASH EQUIVALENTS, Beginning of period	--	--	3	--

CASH AND CASH EQUIVALENTS, end of period	--	$ 3	$ 5,654	$ 5,654

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$ --	$ --	$ --	$ --
Income taxes paid	$ --	$ --	$ --	$ --

The accompanying notes are an integral part of these financial statements

GOLD STANDARD MINING CORP. (A Development Stage Company) Statement of Stockholders’ Deficit For the Period from December 11, 2007 (Inception) to December 31, 2009

	Common stock Shares Amount		Additional Paid in Capital	Deficit accumulated during the development stage	Total stockholders’ deficit

Balance at inception (December 11, 2007	--	$ --	$ --	--	$ --

Issuance of shares on December 31, 2007 for services rendered	20,000,000	20,000	--	-	--

Net loss for the period December 11, 2007	--	--		(20,000)	(20,000)

Issuance of shares for cash	10,000,000	10,000		--	0

Net loss for the year ended December 31, 2008	--	--		(44,497)	(44,497)
Balance, December 31, 2008	30,000,000	30,000		(64,497)	(64,497)

Common stock issued for cash	191,219	191	408,402
Common stock issued for services	525,000	525
Cancellation of common stock	(18,000,000)	(18,000)
Common stock issued for acquisition	30,506,060	30,506	5,000
3.3-1 forward split	99,477,243	99,477

Net loss for year ended December 31, 2009				(603,484)	(603,484)

Balance at December 31, 2009	142,699,522	142,699	458,402.	(667,980)	(667,980)

The accompanying notes are an integral part of these financial statements

GOLD STANDARD MINING CORP.

(a development stage company)

Notes to the Financial Statements

For the Period Ended December 31, 2009

Note 1: Background

(a) Organization and Principal Activities

Gold Standard Mining Corp. was incorporated on December 17, 2007 in the State of Nevada.  The Company has a plan of operations to engage in the production of gold from mineral deposits in gold rich regions of the world such as Russia.  Its first acquisition of Gold Standard Mining (Wyoming), has an agreement to acquire 100% of Ross Zoloto Co., Ltd., a Russian company engaged in the business of exploration, development, and production of gold from alluvial and hard rock mineral deposits located in the Amur region in the far east of the Russian Federation.  The exchange transaction is pending review and approval by the Russian regulatory authorities.

(b) Business and economic environment

The Russian Federation has been experiencing political and economic change, which has affected and may continue to affect, the activities of enterprises operating in this environment. Consequently, operations in the Russian Federation involve risks, which do not typically exist in other markets.

The accompanying financial statements reflect management’s assessment of the impact of the Russian business environment on the operations and the financial position of the Company. The future business environment may differ from management’s assessment.

Note 2: Continued Existence

The Company has not generated any significant revenue during the period ended December 31, 2009 and has funded its operations primarily through the issuance of equity. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company, as described above, is in the business of acquiring mining properties in gold rich regions such as the Russian Federation.  There can be no assurance that the Company will be successful in its endeavor.

Note 3: Summary of Significant Accounting Policies

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

Income Taxes

Accounting Standards Codification Topic No. 740 “Income Taxes” (ASC 740) requires the asset and liability method of accounting be used for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) Per Share

Per Accounting Standards Codification Topic 260 “Earnings Per Share” (ASC 260), basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

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

Recently Issued Accounting Pronouncements

The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:

•

FASB ASC Topic 855, “Subsequent Events”. In May 2009, the FASB issued FASB ASC Topic 855, which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. This FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

•

FASB ASC Topic 105, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles”. In June 2009, the FASB issued FASB ASC Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this FASB ASC Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This FASB ASC Topic identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Also, arranged these sources of GAAP in a hierarchy for users to apply accordingly. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This FASB ASC Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements

•

FASB ASC Topic 320, “Recognition and Presentation of Other-Than-Temporary Impairments”. In April 2009, the FASB issued FASB ASC Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FASB ASC Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FASB ASC Topic shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This FASB ASC Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FASB ASC Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

The Company is evaluating the impact that the following recently issued accounting pronouncements may have on its financial statements and disclosures.

•

FASB ASC Topic 860, “Accounting for Transfer of Financial Asset”., In June 2009, the FASB issued additional guidance under FASB ASC Topic 860, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.

•

FASB ASC Topic 810, “Variables Interest Entities”. In June 2009, the FASB issued FASB ASC Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i)The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii)The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

•

FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

•

FASB ASC Topic 740, “Income Taxes”, an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. The guidance answers the following questions: (i) Is the income tax paid by the entity attributable to the entity or its owners? (ii) What constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity? (iii) How should accounting for uncertainty in income taxes be applied when a group of related entities comprise both taxable and nontaxable entities? In addition, this Updated decided to eliminate the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The implementation guidance will apply to financial statements of nongovernmental entities that are presented in conformity with GAAP. The disclosure amendments will apply only to nonpublic entities as defined in Section 740-10-20. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Note 5: Cash and Cash Equivalents

	December 31, 2008	December 31, 2009

Cash in bank accounts	3	5,654

Total cash and cash equivalents	3	5,654

Note 6: Loans from Shareholders and Others

	December 31, 2008	December 31, 2009

Loans from shareholders and others	34,500	117,533

In order to meet its obligations, the company borrows money from its shareholder, legal counsel and consultants. The loans were recorded as advances toward expenses and are payable without interest.

Note 7: Related Party Transactions

During the periods ended December 31, 2009 and 2008, the Company had certain activities with its shareholder and related companies. The Company’s reported results of operations, financial position and cash flows may have been different had such transactions been carried out amongst unrelated parties. Related parties may enter into transactions, which unrelated parties might not, and transactions between related parties may not be effected on the same terms, conditions and amounts as transactions between unrelated parties.

Note 8: Commitments and Contingencies

(e) Legal contingencies

The Company is not a named party in any pending or threatened litigation.

Note 9: Stock Split

Effective May 18, 2009, the company effected a 3.3-1 forward split of its common share capital.

Note 10: Subsequent events

The Company has evaluated subsequent events through the time of filing of this annual report on Form 10K and March 31, 2010, which is the date the financial statements were issued.  No events have occurred subsequent to December 31, 2009 that require disclosure or recognition in these financial statements.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2010	GOLD STANDARD MINING CORP. By: Pantelis Zachos Pantelis Zachos Pantelis Zachos CEO and Director