Form 10-Q
period 2010-03-31
GOLD STANDARD MINING CORP.
filed 2010-05-14
CIK 1444403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                       to

Commission File Number 000-53434

GOLD STANDARD MINING CORP.

(Name of small business issuer specified in its charter)

Nevada	80-0250289
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6399 Wilshire Blvd., Ste, 507, Los Angeles, CA	90048
(Address of principal executive offices)	(Zip Code)

                          (323) 782-8802

(Registrant’s telephone number, including area code)

190 N. Canon Drive, Suite 420, Beverly Hills, CA  90210

(Former name, former address and former fiscal year, if changed since last report)

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

As of March 31, 2010, the issuer had  142,699,522 shares of common stock outstanding.

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

Gold Standard Mining Corp. (a development stage enterprise) Balance Sheets

	March 31, 2010	December 31, 2009

ASSETS

Current Assets
Cash in bank	$ --	$ 5,654
Total Current Assets	$ --	$ 5,654
Other Asset - Investment in unconsolidated subsidiary	100,670	100,670

TOTAL ASSETS	$ 100,670	$ 106,324

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Checks issued in advance of deposits	$ 87	$ -
Loans from related parties	184,656	171,086
Total Current Liabilities	184,743	171,086

STOCKHOLDERS EQUITY(DEFICIT)

Common stock , $.001 par value
Authorized 500,000,000 shares;
Issued and outstanding, 142,699,522 at
March 31, 2010 and December 31, 2009	142,700	142,700

Additional Paid in capital	465,099	465,099
Deficit accumulated during development stage	(691,872)	(672,561)
Total Stockholders’ Equity (Deficit)	(84,073)	(64,762)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 100,670	$ 106,324

See accompanying notes to financial statements

Gold Standard Mining Corp. (a development stage enterprise) Statement of Operations (Unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009	For the Period December (inception) through March 31, 2010

INCOME	$ --	$ --	$ --

Total Income	--	--	--

EXPENSES

General and Administrative	19,311	78,258	691,872

Total Expenses	19,311	78,258	691,872

NET INCOME (LOSS)	$ (19,311)	$ (78,258)	$ (691,872)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	NIL	NIL

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	142,699,522	99,058,544

See accompanying notes to financial statements

Gold Standard Mining Corp. (a development stage enterprise) Statement of Cash Flows (Unaudited)
	Three months ended March 31, 2010	Three months ended March 31, 2009	For the period December 11, 2007 (inception) through March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (19,311)	$ (78,258)	$ (691,872)
Adjustment to reconcile net loss to net cash used in operating activities :
Checks issued in advance of deposits	87	-	87
Common stock issued for services	-	825	30,825

Total cash used in operating activities	(19,224)	(77,433)	(660,960)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	13,570	4,450	184,656
Net proceeds from issuance of common stock	-	83,000	476,304

Total cash from financing activities	13,570	87,450	660,960

INCREASE (DECREASE) IN CASH	5,654	10,017	-
BEGINNING CASH	5,654	3	-

ENDING CASH	$ -	$ 10,020	$ -

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -	$ -

Income tax paid	$ -	$ -	$ -

See accompanying notes to financial statements

GOLD STANDARD MINING CORP. (A Development Stage Enterprise) Statement of Stockholders’ Deficit For the Period from December 11, 2007 (Inception) to March 31, 2010

	Common stock Shares Amount		Additional Paid in Capital	Deficit accumulated during development stage	Total stockholders’ Equity (Deficit)

Balance at inception (December 11, 2007	--	--	--	--	--

Common stock issued for services	66,000,000	20,000	--	--	20,000

Net loss for the period December 11, 2007
through December 31, 2007	--	-	--	(20,000)	(20,000)

Balance December 31, 2007	66,000,000	20,000	--	(20,000)	--
Issuance of shares for cash	33,000,000	10,000	--	--	10,000

Net loss for the year ended December 31, 2008	--	-	--	(44,497)	(44,497)
Balance, December 31, 2008	99,000,000	30,000	--	(64,497)	(34,497)

Common stock issued for cash	697,024	697	483,606	--	484,303
Common stock retired	(59,400,000)	9,600	(27,600)		(18,000)
Common stock issued for services	1,732,500	1,733	9,092	--	10,825
Cancellation of common stock	(18,000,000)	(18,000)
Common stock issued to acquire Ross	30,506,060	30,506	5,000
Zoloto Co. Ltd	100,669,998	100,670	--	--	100,670

Net loss for year ended December 31, 2009	--	--	--	(608,064)	(608,064)

Balance at December 31, 2009	142,699,522	142,700	465,099.	(672,561)	(64,762)

Net loss for the period ended March 31, 2010	--	--	--	(19,311)	(19,311)

Balances, March 31, 2010	142,699,522	$142,700	$465,099	$691,872	$ 84,073

The accompanying notes are an integral part of these financial statements

Gold Standard Mining Corp.

(a development stage enterprise)

Notes to Financial Statements

March 31, 2010

NOTE 1:   HISTORY OF OPERATIONS AND CHANGE OF CONTROL

The Company was incorporated in Nevada on December 11, 2007 under the name, Fluid Solutions, Inc.  The Company’s fiscal year end is December 31.  On May 18, 2009, Fluid Solutions, Inc. changed its name to Gold Standard Mining Corp. and effected a 3.3-1 forward common stock split.  All references to common stock shares in these financial statements give effect to the 3.3 to 1 stock split as well as the 1,000 to 1 stock split that took place on October 18, 2008.

On May 6, 2009, the Company entered into a material definitive agreement, as amended, with Gold Standard Mining Corp., a Wyoming corporation, by which the Company acquired 100% of the outstanding common stock of Gold Standard Mining Corp. in exchange for 100,699,998 shares of the Company's common stock issued in May and June 2009.  Shortly thereafter, Pantellis Zachos, an officer/director and a major shareholder retired 59.4 million shares of common stock to the Company treasury.

In February 2009, Gold Standard Mining Corp., of Wyoming, entered into an agreement with Ross Zoloto Co., Ltd., a Russian limited liability company, to exchange all of Ross Zoloto’s outstanding shares, held by its sole shareholder, Araik Khachatrian, for shares of the Wyoming corporation.  The exchange transaction is pending review and approval by the Russian regulatory authorities.  Ross Zoloto is a company engaged in the business of operating a producing gold mine in Zeya, Russia, which is located on the border between Russia and China.

As a result of the pending acquisition, the Company has changed its plan of operations to the mining of precious metals. On May 18, 2009, in order to complete the share issuance for Ross Zoloto,  the Company increased its authorized capital from 100,000,000 to 500,000,000 shares of common stock, $ 0.001 par value per share.

The assets of Gold Standard Mining of Wyoming , principally the agreement to acquire the ownership interest in Ross Zoloto Co., Ltd., have been transferred to the Company and its liabilities have been assumed by the Nevada parent.  Gold Standard Mining of Wyoming is currently inactive and in process of liquidation.

On May 6, 2009, Agata Gotova, Araik Khachatrian, and Zurab Chachavadze were appointed as directors of the Company and Araik Khachatrian was appointed as Chief Operating Officer of the Company. Mr Zachos remains the Chief Executive Officer of the Company.

NOTE 2:  BASIS OF PRESENTATION AND GOING CONCERN

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to development stage companies.

The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

The Company’s financial statements at March 31, 2009 and for the three months then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred  a loss of $19,311 for the quarter ended March 31, 2010 and a loss of $179,545 for the period from December 11, 2007 (date of inception) through March 31, 2010.

The Company has not generated any revenue during the period from December 11, 2007 (date of inception) through March 31, 2009 and has funded its operations primarily through the issuance of equity. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing and to complete its acquisition of Ross Zoloto Co. Ltd.,

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is in the business of investing in operations of other companies. There can be no assurance that the Company will be successful in its endeavor.

NOTE 3:  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company has accounted for its investment in its wholly owned subsidiary, Gold Standard Mining, Wyoming and the principal asset of that subsidiary, Ross Zoloto Co., Ltd. as an unconsolidated subsidiary, pending completion of the acquisition of Ross Zoloto.  Such completion is subject to attainment by the Company of regulatory approval by the Russian governmental authorities of the acquisition of  Ross Zoloto by Gold Standard Mining, Wyoming.  Until such approval is granted, the Company is accounting for the acquisition at the par value of the common stock issued.  If, and when approval is obtained, the Company intends to consolidate the accounts of the Russian subsidiary with its own and to no longer account for its activities as a development stage enterprise.

NOTE 4:   SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Development Stage Activities

 The Company has been in the development stage since its formation.  It was formerly engaged in seeking out opportunities in the bottled water industry none of which were realized.  Accordingly, the Company has not generated any revenue since its inception.  Since its acquisition of Ross Zoloto, a company in Russia activley engaged in mining operations, the Company has shifted its focus to that of gold mining.

While the acquisition is pending approval of the Russian regulatory authorities, the Company is accounting for the acquisition of Ross Zoloto as an unconsolidated subsidiary and whose operations have not been included with those of the Company. Upon the Russian regulatory authorities authorizing the completion of the acquisition of Ross Zoloto, the Company intends to consolidate its financial statements with that of its wholly-owned subsidiary.

Stock Based Compensation

Shares of the Company’s common stock may be issued for services. These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon what the price of the common stock is on the date of each respective transaction subject to the existence of an active market for the stock.  If no active market is prevelant, the number of shares issued is based solely on the fair value of the services rendered.

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

At March 31, 2010 and December 31, 2009, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $235,200 and $228,600, respectively, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2010 and December 31, 2009.  The significant components of the deferred tax asset at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
Net operating loss carryforward	$691,872	$672,561

Deferred tax asset	$235,200	$228,600
Deferred tax asset valuation allowance	$(235,200)	$(228,600)

At March 31, 2010 and December 31, 2009, the Company has estimated net operating loss carryforwards of approximately $691,872 and $672,561 , respectively, which expire in the years 2029-2030.  The approximate net change in valuation allowance between December 31, 2008 and March 31, 2010 is $6,600.

The Company has not yet determined what portion, if any, of the net operating losses available for carryforward, amounting to approximately $691,872 at March 31, 2010,  that could be lost due to the May 2009 change in control.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from December 11, 2007 (date of inception) through March 31, 2010.

Recently issued accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2011. The Company will adopt this guidance on its effective date and since it currently only has Level 1 assets and liabilities, it does not expect its adoption to have an impact on its consolidated results of operations and financial condition.

 In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU No. 2009-13 amends revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional.  The Company does not expect a material impact on the consolidated financial statements.

 In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The Company adopted this guidance in the quarter ended December 31, 2009 and there was no material impact on the consolidated financial statements.

 In June 2009, the FASB issued the Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 addresses (1) the effects on certain provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of FIN No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company adopted SFAS No. 167 for this interim period and its adoption did not have an impact on its consolidated results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. SFAS No. 166 was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company adopted SFAS No. 166 for this interim period and its adoption did not have an impact on its consolidated results of operations and financial condition.

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

NOTE 5:  RELATED PARTY TRANSACTIONS

On December 11, 2007, 66,000,000 shares of common stock were issued to Pantelis Zachos, an officer/director, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for services rendered.  On May 7, 2009, in connection with the acquisition of Gold Standard Mining Corp., Mr. Zachos retired 59,400,000 shares of his common stock.

Mr. Zachos and a shareholder have periodically made loans to the Company to fund its operations.  The advances are non-interest bearing, and are due on demand.  Loan balances at March 31, 2010 and December 31, 2009 were $184,656 and $171,086, respectively.

NOTE 6:  COMMITMENT AND CONTINGENCIES

The Company presently operates from several locations within the United States and Greece either on a rent free basis or month-to-month rentals.

The Company is not involved in any litigation nor is it aware of any pending litigation.

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

Revenues

There were no revenues in either three month period ended March 31, 2010 and March 31, 2009.

General and Administrative Expenses

The Company incurred general and administrative expenses amounting to $19,311 in the three month period ended March 31, 2010, compared to $96,433 for the three months ended March 31, 2009.  The principal reasons for the reduction of expenses related to lower legal and accounting and banking fees.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended March 31, 2010, included in this Form 10Q.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period ended March 31, 2010, the Company had no revenue.

Plan of Operations

The Company’s plan of operations originally involved the seeking and development of natural mineral water sources for bottled water and juices.   With the acquisition of Ros Zoloto subsequent to this reporting period, and subject to the review and approval of the Russian government, the Company intends to expand its operations into minerals and mining.

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

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer/ Chief Financial Officer concluded that as of March 31, 2010, due to material weaknesses in internal control over financial reporting observed as a result of the evaluation, the Company has instituted a new system of controls and procedures which management believes is effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

We expect to incur net losses in future quarters

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

We may require additional funds to operate in accordance with our business plan

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

 We are largely dependent on Pantelis Zachos, our President and CEO, for specific proprietary technical knowledge and the Company market knowledge. Our ability to successfully carry out our business plan may be at risk from an unanticipated accident, injury, illness, incapacitation, or death of Mr. Zachos. Upon such occurrence, unforeseen expenses, delays, losses and/or difficulties may be encountered.  Our success may also depend on our ability to attract and retain other qualified management and sales and marketing personnel. We compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do. We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

Our directors and executive officers beneficially own a substantial amount of our common stock

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern, which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our December 31, 2009 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued the following securities within the past three years that were not registered under the Securities Act.  All amounts have been adjusted to give effect to the 1,000 to 1 stock split that took place on October 18, 2008 and the 3.3 to 1 stock split that took place on May 18, 2009:

In December 2007, 66,000,000 shares of common stock were issued to officer and director Pantelis Zachos for services, pursuant to Section 4(2) of the Securities Act of 1933.

From June through October  2008, 33,000,000 shares were sold to 25 investors for cash, pursuant to Regulation D, Rule 504(b)(ii), registered in the State of Illinois as a Small Corporate Offering.

In January 2009, 66,000 shares of common stock were issued to a non-affiliate investor for cash, pursuant to Section 4(2) of the Securities Act of 1933. In addition, the investor received an option to purchase an additional 20,000 shares at $1.50 per share.

In February 2009, the Company issued to several non- affiliate investors 6,600, 66,000 and 33,000 shares of for cash, pursuant to Section 4(2) of the Securities Act of 1933.

Also in February 2009, 82,500 shares of common stock were issued to a non-affiliate investor in exchange for services, pursuant to Section 4(2) of the Securities Act of 1933.

On or about April 25, 2009, 5,502 shares of common stock were issued to a non-affiliate investor in exchange for cash, pursuant to Section 4(2) of the Securities Act of 1933.

In May  2009, the Company issued for cash the following shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933:

165,000 shares to a non-affiliate investor.  In addition, the investor received an option  to purchase an additional 50,000 shares at $5.00 per share,

186,222 shares to a non-affiliate investor and,

135,300 shares to a non-affiliate investor.

In July 2009, the Company issued to a consultant 1,650,000 shares for services rendered, pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits.

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

Date: May 13, 2010	GOLD STANDARD MINING CORP.

BY: Pantelis Zachos

/s/ Pantelis Zachos
Pantelis Zachos Chief Executive Officer and Director