Form 10-Q
period 2010-06-30
GOLD STANDARD MINING CORP.
filed 2010-08-20
CIK 1444403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period                      to

Commission File Number 000-53434

GOLD STANDARD MINING CORP.

 (Name of small business issuer specified in its charter)

Nevada	80-0250289
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6399 Wilshire Blvd., Suite 507, L.A., CA 90048	90210
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was was required to submit and post such files.)  Yes £  No £

Indicate by check mark whether the registrant is a large accelerated filer, anon –accelerated filer, or a smaller reporting company.   See definitions of large accelerated filer, accelerated filer and smaller reporting company in Section 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☒     No   ☐

As of July 27, 2010, the issuer had  202,721,522 shares of common stock outstanding.

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

Gold Standard Mining Corp. (A Development Stage Enterprise) Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash in bank	$ 277	$ 5,654

Total Current Assets	277	5,654
Other Assets:
Investment in unconsolidated subsidiary	100,670	100,670
Unamortized deferred compensation to consultants	3,890,347	--
Total Other Assets	3,991,017	100,670

TOTAL ASSETS	$ 3,991,294	$ 106,324

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Loans from related parties	$ 184,692	$ 171,086

Total Current Liabilities	184,692	171,086

STOCKHOLDERS EQUITY(DEFICIT)

Common stock , $.001 par value
Authorized 500,000,000 shares;
Issued and outstanding, 202,721,522 at
June 30, 2010 and 142,699,522 at December 31, 2009	202,722	142,700

Additional Paid in capital	6,412,567	465,099
Deficit accumulated during development stage	(2,808,687)	(672,561)
Total Stockholders’ Equity (Deficit)	3,806,602	(64,762)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 3,991,294	$ 106,324

See accompanying notes to financial statements

Gold Standard Mining Corp. (A Development Stage Enterprise) Statement of Operations (Unaudited)
	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009	For the period December 11, 2007 (inception) through June 30, 2010

INCOME	$ --	$ --	$ --	$ --	$ --

Total Income	--	--			--

EXPENSES
General and Administrative	2,116,815	400,099	2,136,126	496,532	2,808,687

Total Expenses	2,116,815	400,099	2,136,126	496,532	2,808,687

NET INCOME (LOSS)	$ (2,116,815)	$ (400,099)	$ (2,136,126)	$ (496,532)	$ 2,808,687)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	NIL	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	160,516,749	91,795,534	153,161,013	90,628,282

See accompanying notes to financial statements

Gold Standard Mining Corp. (a development stage enterprise) Statement of Cash Flows (Unaudited)
	Six months ended June 30, 2010	Six months ended June 30, 2009	For the period December 11, 2007 (inception) through June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (2,136,136)	$ (496,532)	$ (2,808,687)
Adjustments to reconcile net loss to net cash used in operating activities :
Common stock issued for services and related
amortization	2,111,153	825	2,141,978

Total cash used in operating activities	(24,973)	(495,707)	(666,709)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	13,606	29,590	184,692
Net proceeds from issuance of common stock	5,990	466,303	482,294

Total cash from financing activities	19,596	495,893	666,986

INCREASE (DECREASE) IN CASH	(5,377)	186	277
BEGINNING CASH	5,654	3	-

ENDING CASH	$ 277	$ 189	$ 277

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -	$ -

Income tax paid	$ -	$ -	$ -

See accompanying notes to financial statements

Gold Standard Mining Corp. (A Development Stage Enterprise) Statement of Stockholder's Equity From inception (December 11, 2007) to June 30, 2010 (Unaudited)

	Common Stock		Additional Paid In Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)
	Shares	Amount

Balance at inception (Dec. 11, 2007)	-	-	-	-	-

Common stock issued for services	66,000,000	20,000	-	-	20,000

Net loss period Dec. 11, 2007 through December 31, 2007	--	--	--	(20,000)	(20,000)

Balance December 31, 2007	66,000,000	20,000	-	(20,000)	-

Issuance of shares for cash	33,000,000	10,000	-	-	10,000

Net loss for the year ended December 31, 2008	--	--	--	(44,497)	(44,497)

Balance at December 31, 2008	99,000,000	30,000	-	(64,497)	(34,497)

Common stock issued for cash	697,024	697	483,606	-	484,303

Common stock retired	(59,400,000)	9,600	(27,600)	-	(18,000)

Common stock issued for services	1,732,500	1,733	9,092	-	10,825

Common stock issued to acquire Ross Zoloto Co. Ltd	100,669,998	100,670	-	-	100,670

Net loss for the period ended December 31, 2009	--	--	-	(608,064)	(608,064)

Balances, December 31, 2009	142,699,522	$ 142,700	$465,099	$ (672,561)	$ (64,762)

Common stock issued for cash	7,000	7	5,983	-	5,990

Common stock issued for services	60,015,000	60,015	5,941,485		6,001,500

Net loss for the period ended June 30, 2010	--	-	-	(2,136,126)	(2,136,126)

Balances, June 30, 2010	202,721,522	$ 202,722	$ 6,412,567	$ (2,808,687)	$(3,806,602)

Gold Standard Mining Corp.

(A Development Stage Enterprise)

Notes to Financial Statements

June 30, 2010

NOTE 1:  BASIS OF PRESENTATION AND GOING CONCERN

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to development stage companies.

The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

The Company’s financial statements at June 30, 2010 and for the three and six months then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred losses of $2,116,815 and $2,136,126 for the quarter and six months ended June 30, 2010, respectively and a loss of $2,808,687 for the period from December 11, 2007 (date of inception) through June 30, 2010.

The Company has not generated any revenue during the period from December 11, 2007 (date of inception) through June 30, 2010 and has funded its operations primarily through the issuance of equity. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

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

NOTE 2:  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company has accounted for its investment in its wholly owned subsidiary, Gold Standard Mining, Wyoming and the principal asset of that subsidiary, Ross Zoloto Co., Ltd. as an unconsolidated subsidiary, pending completion of the acquisition of Ross Zoloto. Such completion is subject to attainment by the Company of regulatory approval by the Russian governmental authorities of the merger of Ross Zoloto and Gold Standard Mining, Wyoming, a wholly owned subsidiary in process of liquidation.  Until such approval is granted, the Company is accounting for the acquisition at the par value of the common stock issued.  If, and when approval is obtained, the Company intends to consolidate the accounts of its Russian subsidiary with its own and to no longer account for its activities as a development stage enterprise.

NOTE 3:  DEFERRED COMPENSATION

On May 29, 2010, the Board of Directors of the Company awarded an aggregate of 40,015,000 shares of common stock to a group of individuals and companies who reside in both the United States and several foreign countries.  The awards are for the various services that these individuals and companies can provide to the Company under three year consulting agreements.  The Board determined that the value of the services was $4,001,500 which has been accounted for as a deferred expense.  As of June 30, 2010, amortization of $111,153 has been charged to operations based on the start date of June 1, 2010 for the 36 month agreements.  The unamortized portion, $3,890,347, of the compensation awards will be charged to operations over the period July 1, 2010 to May 31, 2013.

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

Development Stage Activities

 The Company has been in the development stage since its formation.  It was formerly engaged in seeking out opportunities in the bottled water industry none of which were realized.  Accordingly, the Company has not generated any revenue since its inception.  Since its acquisition of Ross Zoloto, a company in Russia activley engaged in mining operations, the Company has shifted its focus to that of gold mining.  The Company has requested permission of the Russian regulatory authorities to approve of the acquisition of Ros Zoloto by the Company.

As of August 13, 2010, the acquisition is still pending approval by the Russian regulatory authorities.  Accordingly, the Company is accounting for the acquisition of Ross Zoloto as an unconsolidated subsidiary whose operations have not been included with those of the Company.   If the Russian regulatory authorities authorize the completion of the acquisition of Ross Zoloto, at that time the Company intends to consolidate its financial statements with those of its wholly-owned subsidiary.

Stock Based Compensation

Shares of the Company’s common stock may be issued for services. These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon what the price of the common stock is on the date of each respective transaction subject to the existence of an active market for the stock.  If no active market is prevalent, the number of shares issued is based solely on the fair value of the services rendered.

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

At June 30, 2010 and December 31, 2009, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $955,000 and $228,600, respectively, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2010 and December 31, 2009.  The significant components of the deferred tax asset at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009

Net operating loss carryforward	$ 2,808,687	$ 672,561

Deferred tax asset	$ 955,000	$ 228,600
Deferred tax asset valuation allowance	$ (955,000)	$ (228,600)

At June 30, 2010 and December 31, 2009, the Company has estimated net operating loss carryforwards of approximately $2,808,687 and $672,561 , respectively, which expire in the years 2029-2030.  The approximate net change in valuation allowance between December 31, 2009 and June 30, 2010 is $2,136,000.

The Company has not yet determined what portion, if any, of the net operating losses available for carryforward, amounting to approximately $2,808,687 at June 30, 2010,  that could be lost due to the May 2009 change in control and the income tax treatment of stock based compensation.

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

7

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

NOTE 6:  RELATED PARTY TRANSACTIONS

On December 11, 2007, 66,000,000 shares of common stock were issued to Pantelis Zachos, an officer/director, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for services rendered.  On May 7, 2009, in connection with the acquisition of Gold Standard Mining Corp., Mr. Zachos retired 59,400,000 shares of his common stock.  On May 29, 2010, Mr. Zachos received a stock based compensation award of 20,000,000 shares valued by the Board of Directors at $2,000,000 for his past and present services.  The compensation award was charged to current operations.

Mr Zachos and a shareholder have periodically made loans to the Company to fund its operations.  The advances are non-interest bearing, and are due on demand.  Loan balances at June 30, 2010 and December 31, 2009 were $184,692 and $171,086, respectively.

NOTE 7:  COMMITMENT AND CONTINGENCIES

The Company presently operates from several locations within the United States and Greece either on a rent free basis or month-to-month rentals.

The Company is not involved in any litigation nor is it aware of any pending litigation.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operation contained in the Company’s Report on Form 10K for the period ended December 31, 2009, as amended, filed with the Securities and Exchange Commission.

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Revenues

There were no revenues in either three month period ended June 30, 2010 and June 30, 2009.

General and Administrative Expenses

The Company incurred general and administrative expenses amounting to $2,116,815 in the three month period ended June 30, 2010, compared to $400,099 for the three months ended June 30, 2009.  The principal reasons for the increase was stock based compensation to an officer of $2 million and amortization of deferred stock based consulting compensation of $111,153.  These increases were partially offset by reduced expenses related to lower legal and accounting and banking fees.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Revenues

There were no revenues in either six month period ended June 30, 2010 and June 30, 2009.

General and Administrative Expenses

The Company incurred general and administrative expenses amounting to $2,136,126 in the six month period ended June 30, 2010, compared to $496,532 for the six months ended June 30, 2009.  The principal reasons for the increase was stock based compensation to an officer of $2 million and amortization of deferred stock based consulting compensation of $111,153.  These increases were partially offset by reduced expenses related to lower legal and accounting and banking fees.

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

Plan of Operations

The Company’s plan of operations was originally involved in the seeking and development of natural mineral water sources for bottled water and juices.   With the acquisition of Ros Zoloto, which is in process of review and approval of the Russian government, the Company intends to expand its operations into minerals and mining.

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

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, the issuer’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

 While we have filed a Form 211 through a market maker with FINRA to establish a quote for our common stock on the over-the-counter bulletin board, there is no assurance that the bulletin board or any other quotation medium will quote our common stock, or that a market will ever develop.  If a market never develops for our common stock, it may be difficult or even impossible for investors to sell their common stock.

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

In May 2009 and in June 2009, the Company issued to three individuals and a privately held domestic corporation an aggregate of 100,669,998 shares of common stock in connection with the acquisition of Ross Zoloto Co. Ltd, pursuant to Section 4(2) of the Securities Act of 1933.

Also in May 2009, the former principal officer/shareholder returned for no consideration, 59,400,000 shares of common stock which the Company retired.

In July 2009, the Company issued to a consultant 1,650,000 shares for services rendered,

pursuant to Section 4(2) of the Securities Act of 1933.

In May 2010, the Company issued to a consultant 15,000 shares for services to be rendered, pursuant to Section 4(2) of the Securities Act of 1933.

In May 2010, the Company issued to a consultant 13,700,000 shares for services to be rendered, pursuant to Section 4(2) of the Securities Act of 1933.

In May 2010, the Company issued to a consultant 13,000,000 shares for services to be rendered, pursuant to Section 4(2) of the Securities Act of 1933.

In May 2010, the Company issued to a consultant 4,000,000 shares for services to be rendered,  pursuant to Section 4(2) of the Securities Act of 1933.

In May 2010, the Company issued to a consultant 4,800,000 shares for services to be rendered, pursuant to Section 4(2) of the Securities Act of 1933.

In May 2010, the Company issued to its Chief Executive Officer,  20,000,000 shares for services  rendered, pursuant to Section 4(2) of the Securities Act of 1933.

In May 2010, the Company issued to a consultant 4,500,000 shares for services to be rendered, pursuant to Section 4(2) of the Securities Act of 1933.

In June 2010, 7,000 shares of common stock were issued to a non-affiliate investor in exchange for cash, pursuant to Section 4(2) of the Securities Act of 1933.

No underwriters were used in the above-referenced transactions, and no commissions were paid.

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

Reports on Form 8-K:

Reports on Form 8-K are as follows:

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2010	GOLD STANDARD MINING CORP.

BY: Pantelis Zachos

/s/ Pantelis Zachos
Pantelis Zachos Chief Executive Officer Chief Financial Officer and Director