Form 10-Q
period 2010-09-30
GOLD STANDARD MINING CORP.
filed 2010-11-22
CIK 1444403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, anon –accelerated filer, or a smaller reporting company.   See definitions of large accelerated filer, accelerated filer and smaller reporting company in Section 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No   ☒

As of September 30, 2010, the issuer had  202,721,522 shares of common stock outstanding.

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

Gold Standard Mining Corp. and Subsidiaries
Consolidated Balance Sheets
(expressed in thousands of U.S. dollars, except share information)

		September 30	December 31
	Note	2010	2009

Assets
Current assets
Cash and cash equivalents	5	$ 1,601	$ 6
Accounts and notes receivable, net	6	-	-
Inventories		-	-
Other current assets		537	-
Total current assets		2,138	6

Non-current assets
Property, plant and equipment, net	7	4,769	5,783
Deferred consulting fee	8	3,557	-
Total non-current assets		8,326	5,783
Total assets		$ 10,464	$ 5,789
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued expenses	8	840	763
Loans from related parties	9	185	171
Deferred income taxes		849	849
Taxes payable		347	349
Total current liabilities		2,221	2,132

Long-term liabilities
Asset retirement obligations	7	1,147	1,153
Total long-term liabilities		1,147	1,153
Total liabilities		3,368	3,285
Shareholders’ equity
Common stock, $0.001 par value; 500,000,000 authorized;
202,721,522 and 142,699,522 issued and outstanding		203	143
Additional paid-in capital		11,951	6,004
Stock subscription receivable		50	-
Other comprehensive loss		(6,197)	(3,507)
Retained earnings (Accumulated deficit)		1,089	(136)
Total shareholders’ equity		7,096	2,504

Total liabilities and shareholders’ equity		$ 10,464	$ 5,789

Gold Standard Mining Corp. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(expressed in thousands of U.S. dollars, except share information)

		For the Three	For the Three	For the Nine	For the Nine
		Months Ended	Months Ended	Months Ended	Months Ended
		September 30,	September 30,	September 30,	September 30,
	Note	2010	2009	2010	2009

Revenues
Gold production sales		$ -	$ 8,404	$ 17,252	$ 25,211
Net revenues		-	8,404	17,252	25,211

Taxes other than income tax		1,253	1,045	3,759	3,134
Maintenance expenses		518	829	1,555	2,488
Operating expenses		1,892	1,143	5,675	3,429
Depreciation, depletion and amortization	8	262	335	786	1,004
Impairment of property and equipment		-	-	-	-
Accretion expense on asset retirement obligations	8	-	-	-	-

Operating expenses		3,925	3,352	11,775	10,055

Other income and expenses
Gain from early extinguishment of debt		-	-
Other income, net		1	1	3	4

Total other income and expenses		1	1	3	4

Income before income taxes		(3,926)	5,053	5,480	15,160

Income taxes
Current income tax expense		-	1,989	5,372	5,968
Deferred income tax (benefit) / expense		(372)	(516)	(1,117)	(1,547)
Total income tax expense	14	(372)	1,474	4,255	4,421

Net income		(3,554)	3,580	1,225	10,739

Other Comprehensive Gain (Loss):
Foreign currency translation adjustment		(897)	84	(2,690)	251

Comprehensive Income		$ (900,220)	$ 3,663	$ (1,465)	$ 10,990

Weighted average shares outstanding:
Basic and diluted		198,552,229	42,027,742	164,187,419	42,027,742

Income per share:
Basic and diluted		$ (0.02)	$ 0.09	$ 0.01	$ 0.26

Gold Standard Mining Corp. and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity
(expressed in thousands of U.S. dollars, except share information)
							Total Shareholders’ Equity
	Common stock		Additional Paid-in Capital	Stock Subscription Receivable	Retained Earnings
	Shares	Amount
Balance at December 31, 2009	142,699,522	$ 143	$ 6,004	$ -	$ (136)	$ (3,507)	$ 2,504
Common stock issued for cash	7,000	-	6				6
Common stock issued for services	60,015,000	60	5,941				6,001
Stock subscription receivable				50			50
Net income					1,225		1,225
Foreign translation loss	-					(2,690)	(2,690)
Balance at September 30, 2010 (unaudited)	202,721,522	$ 203	$ 11,951	$ 50	$ 1,089	$ (6,197)	$ 7,096

Gold Standard Mining Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(expressed in thousands of U.S. dollars, except share information)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2010	2009
Operating activities

Net income	$ 1,225	$ 10,739

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	1,437	1,010
Deferred income tax (benefit) / expense	-	(1,389)
Stock issued for services	1,999	-

Changes in operational working capital:
Accounts and taxes payable	(2,570)	33
Other current assets	(537)	-
Net cash provided by operating activities	1,554	10,393

Investing Activities
Cash acquired in reverse merger	-	6

Financing activities
Loans from related parties	-	-
Capital contribution	-	3,317
Net proceeds from issuance of common stock	56	3,846
Member withdrawals and dividends	-	(17,855)
Net cash provided by (used for) financing activities	56	(10,692)

Effect of exchange rate changes on cash and cash equivalents	(15)	299

Net change in cash and cash equivalents	1,595	6
Cash and cash equivalents at beginning of period	6	-
Cash and cash equivalents at end of period	1,601	6

Cash paid for:
Income tax paid	$ 5,372	$ 4,421

Interest paid	$ -	$ -

Supplemental disclosure of non-cash investing activities:
Issuance of 42,027,742 shares of common stock in reverse merger	$ (161)	$ (161)

Gold Standard Mining Corp.

Notes to the Consolidated Financial Statements

(expressed in thousands of U.S. dollars)

September 30, 2010

Note 1: Background

Organization and Principal Activities

The Company was incorporated in Nevada on December 11, 2007 under the name, Fluid Solutions, Inc.  The Company’s fiscal year end is December 31.  On May 18, 2009, Fluid Solutions, Inc. changed its name to Gold Standard Mining Corp. and effected a 3.3-1 forward common stock split.  All references to common stock shares in these financial statements give effect to the 3.3 to 1 stock split.

In February 2009, Gold Standard Mining Corp. of Wyoming, entered into an agreement with Rosszoloto Co., Ltd. (“Rosszoloto”), a Russian limited liability company, to exchange all of Rosszoloto’s outstanding shares, held by its sole shareholder, Araik Khachatrian, for shares of the Wyoming corporation.  Rosszoloto is a company engaged in the business of operating a producing gold mine in Zeya, Russia, which is located on the border between Russia and China.

On May 6, 2009, the Company entered into a material definitive agreement, as amended, with Gold Standard Mining Corp. of Wyoming, a Wyoming corporation, by which the Company acquired 100% of the outstanding common stock of Gold Standard Mining Corp. of Wyoming in exchange for 100,699,998 shares of the Company's common stock issued in May and June 2009.  Shortly thereafter, Pantellis Zachos, an officer/director and a major shareholder retired 59.4 million shares of common stock to the Company treasury.

The exchange of shares with Gold Standard Mining Corp. of Wyoming shareholders was accounted for as a reverse acquisition under the acquisition method of accounting because Gold Standard Mining Corp. of Wyoming and its wholly owned subsidiary, Rosszoloto, obtained control of Gold Standard Mining Corp. of Nevada.  Accordingly, the share exchange was recorded as a recapitalization of Gold Standard Mining Corp. of Wyoming, with Gold Standard Mining Corp. of Wyoming and Rosszoloto being treated as the continuing entities. The historical financial statements presented are the consolidated financial statements of Gold Standard Mining Corp. of Wyoming and Rosszoloto. The share exchange agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net liabilities of the legal acquirer were $29.

As a result of the reverse merger transaction described above, the historical financial statements presented are those of Gold Standard Mining Corp. of Wyoming and Rosszoloto.

As a result of the pending acquisition, the Company has changed its plan of operations to the mining of precious metals. On May 18, 2009, in order to complete the share issuance for its acquisition of Gold Standard Mining of Wyoming, the Company increased its authorized capital from 100,000,000 to 500,000,000 shares of common stock, $ 0.001 par value per share.

The assets of Gold Standard Mining of Wyoming, principally the agreement to acquire the ownership interest in Rosszoloto, have been transferred to the Company and its liabilities have been assumed by the Company.

On May 6, 2009, Agata Gotova, Araik Khachatrian, and Zurab Chachavadze were appointed as directors of the Company and Araik Khachatrian was appointed as Chief Operating Officer of the Company. Mr Zachos remains the Chief Executive Officer of the Company.

Rosszoloto was chartered in Blagoveshchensk, Amur Region, Russian Federation on March 17, 2009 and is engaged in the exploration, development and production of gold from alluvial and hard rock mineral deposits located in the Amur region in the far east of the Russian Federation.

Rosszoloto was established in November 2008 by merging assets from several independent Russian entities under common ownership control. The historical operations are those of the merged companies.

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

Note 2: Basis of presentation

These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Note 3: Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (US) requires management to make estimates and assumptions which affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Significant items subject to such estimates and assumptions include the useful lives of assets for depreciation purposes, environmental obligations, reclamation and closure costs, reserves for contingencies and litigation, asset impairment, carrying value of mineral rights, and deferred income taxes. Eventual actual amounts could differ from such estimates.

In recent years a number of major economies around the world have experienced volatile capital and credit markets.  A number of major global financial institutions have either been placed into bankruptcy, taken over by other financial institutions and / or supported by government funding.

As a consequence of the recent market turmoil in capital and credit markets both globally and in Russia, notwithstanding any potential economic stabilization measures that may be put into place by the Russian government, there exists at December 31, 2009 uncertainities surrounding the potential for economic uncertainties to continue in the foreseeable future, and, as a consequence, the potential that certain assets may not be recovered at their carrying value in the ordinary course of business.  In addition, in developing the Company’s critical estimates and areas of critical judgment, management uses projected cash flows.  These projected cash flows are dependent on various assumptions including historical experience and growth rates.  As a result of the volatility in the global and Russian financial markets, management’s estimates may change and result in a significant impact on the Company.

Reporting and functional currency

The Company conducts its business entirely on the territory of the Russian Federation. The Company’s functional currency is Russian ruble which is the currency of the primary (expressed in thousands of U.S. dollars) environment in which the Company operates. The Company maintains its accounting records in Russian rubles. The Company uses the US Dollar as its reporting currency.

Assets and liabilities have been translated into US dollars at the rate prevailing at each balance sheet date. Revenues, expenses and cash flows have been translated into US dollars at weighted-average exchange rates for the reporting period. Translation differences resulting from the use of these rates are included as a separate component of stockholder’s equity.

For the purpose of translating the Russian ruble activity to U.S. dollars the official rates of the Central Bank of Russian Federation have been used.

The closing exchange rate at December 31, 2009, 2008 and December 31, 2007 was 30.276, 30.535 and 24.568 Russian rubles to one US Dollar, respectively. Weighted-average exchange rate in 2009, 2008 and 2007 was 31.50, 25.17 and 25.48 Russian rubles to one US Dollar, respectively.

Foreign currency transactions gains and losses are included in the statement of income.

The Russian ruble is not convertible outside of Russia. Accordingly, the translation of amounts recorded in the Russian rubles into US dollars should not be construed as a representation that such currency amounts have been, could be or will in the future be converted into US dollars at the exchange rate shown or at any other exchange rate.

Cash and cash equivalents

Cash and cash equivalents include all liquid securities with original maturities of three months or less when acquired.

Accounts receivable

Accounts receivable are presented at net realizable value and do not include value-added tax. Accounts and notes receivable are recorded at their transaction amounts less provisions for doubtful debts. Provisions for doubtful debts are recorded to the extent that there is a likelihood that any of the amounts due will not be obtained.  The Company had no accounts receivable balances at December 31, 2009, 2008 or 2007.

Inventories

Gold is measured at the lower of net production cost and net realizable value. The net cost of production per unit of gold is determined by dividing total production cost, by the saleable output of gold.

Production costs include consumables and spares, labor, tax on mining, utilities, refining costs, sundry costs, amortization and depreciation of operating assets.

Materials and supplies inventories are recorded at the lower of average cost or net realizable value.  The Company had no inventory at December 31, 2009, 2008 or 2007.

Property, Plant and Equipment

Property, plant, equipment and development costs are carried at cost.  Mineral exploration costs, as well as drilling and other costs incurred for the purpose of converting mineral resources to proven and probable reserves or identifying new mineral resources at development or production stage properties, are charged to expense as incurred.  Development costs are capitalized  beginning after proven and probable reserves have been established.  Development costs include costs incurred resulting from mine pre-production activities undertaken to gain access to proven and probable reserves, including shafts, drifts, ramps, permanent excavations, infrastructure and removal of overburden

Expenditures for replacements and improvements are capitalized.  Costs related to periodic scheduled maintenance are expensed as incurred.  Mining assets are recorded at cost less accumulated depreciation . Mining assets include the cost of acquiring and developing mining properties, pre-production expenditure, mine infrastructure, mineral rights and mining and exploration licenses and the present value of future asset retirement costs.  Plant and equipment associated with mining activities are carried at cost less accumulated depreciation. Depreciation of these assets is calculated on a straight line basis as follows:

Buildings and constructions 5 - 33 years Machinery and equipment 5 - 15 years

Development costs and acquisition costs for proven and probable reserves that relate to a specific ore body are depreciated using the unit-of-production method based on estimated recoverable proven and probable reserves for the ore body benefited.  Depreciation, depletion and amortization using the unit-of-production method is recovered upon extraction of the recoverable ore, is allocated to inventory cost and then included as a component of cost of goods sold.

Mineralized material is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support reported tonnage and average grade of minerals.  Such a deposit does not qualify as proven and probable reserves until legal and economic feasibility are confirmed based upon a comprehensive evaluation of development costs, unit costs, grades, recoveries and other material factors.

Estimated proved and probable ore reserves reflect the economically recoverable quantities which can be legally recovered in the future from known mineral deposits. The Company’s reserves are estimated in accordance with the Russian Resource Reporting Code for gold reserves.

Mineral rights are recorded as assets when acquired as part of a business combination and are then amortized on a straight-line basis over the life of the related mineral deposits based on estimated proved and probable ore reserves.

Exploration and evaluation assets represent capitalized expenditures incurred by the Company in connection with the exploration for and evaluation of gold resources.  Examples of exploration and evaluation assets are:

a)	Acquisition of rights to explore potentially mineralized areas;
b)	Topographical, geological, geochemical and geophysical studies;
c)	Exploratory drilling;
d)	Trenching;
e)	Sampling and;
f)	Activities in relation to evaluating the technical feasibility and commercial viability of extracting a gold resource.

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

Income taxes

Income tax expense represents the sum of the tax currently payable and deferred tax.  Income taxes are computed in accordance with the laws of the Russian Federation.  The tax currently payable is based on taxable profit for the year.  Taxable profit differs from profit as reported in the income statement because it excludes items of income or expense that are taxable or deductible in other years and it further executes items that are never taxable or deductible.  The Company’s liability for current tax is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

Revenue recognition

The Company sells gold pursuant to sales contracts entered into with its customers.  Revenue from  the sale of refined gold is recognized when title and risk of loss pass to the customer and when collectability is reasonably assured.  The passing of title and risk of loss to the customer is based on terms of the sales contract, generally upon shipment or delivery of the product. net of value added tax.

Earnings per share

Earnings per share is calculated in accordance with the ASC 260-10, “Earnings Per Share.” Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of December 31, 2009, 2008 and 2007, there were no potentially dilutive shares.

Pension and post-employment Benefits

Remuneration to employees in respect of services rendered during a reporting period is recognized as an expense in that reporting period.

The Company contributes to the Pension Fund of the Russian Federation on behalf of all its  employees.  These contributions are recognized in the income statement when employees have rendered services entitling them to the contribution.

The Company does not maintain any separate retirement benefit plans.

New Accounting Standards

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 860 did not have an impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 810-10 did not have an impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in these financial statements. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

In May, 2009, FASB issued accounting guidance that requires disclosures of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued.  This guidance sets forth:  (i) the period after the balance sheet during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  This guidance is effective for interim and fiscal years ending after June 15, 2009, and shall be applied prospectively.

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

Environmental obligations

The Company’s mining and exploration activities are subject to various environmental laws and regulations.  The Company estimates environmental obligations based on management’s understanding of the current legal requirements, terms of the license agreements and internally generated engineering estimates.  Provision is made, based on net present values for decommissioning and land restoration costs as soon as the obligation arises.  Actual costs incurrent in future periods could differ materially from the amounts provided.  Additionally, future charges to environmental laws and regulations, life of mine estimates and discount rates could affect the carrying amounts of this provision.

Estimated losses from environmental remediation obligations are generally recognized no later than the completion of remedial feasibility studies. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change.

Provision for land restoration, representing the cost of restoring land that arises when environmental disturbance is caused by the development or on-going production of a mining property is estimated at the net present value of the expenditures expected to settle the obligation.  Ongoing restoration costs are expensed when incurred.

Asset Retirement Obligations

The Company records the fair value of estimated asset retirement obligations associated with long-lived assets for those which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction.  Asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated, on a unit-of-production basis.

Note 4: Cash and Cash Equivalents

	December 31, 2009	December 31, 2008	December 31, 2007

Cash in bank accounts	6	--	144

Total cash and cash equivalents	6	--	144

Note 5: Property, Plant and Equipment

The Company’s mining fields are situated on land belonging to the Russian Federation. The Company obtained licenses from the local authorities and pays unified natural resources production tax to explore and produce mineral ore from the fields.

	December 31, 2009	December 31, 2008	December 31, 2007

	Cost	Accumulated DD&A	Net book value

Mining assets	9,310	3,527	5,783

Balance at December 31, 2009	9,310	3,527	5,783

Significant value of Company’s mining assets included in the balance sheet was derived as a result of an independent appraisal before the contribution by the member. This appraised value represents fair market value at the time of the contribution. Management believes that the entire carrying amount of Company’s assets included under property, plant and equipment is fully recoverable from future cash proceeds expected to be received over the useful lives of these assets.  The member’s cost exceeded the appraised value.

In accordance with SFAS No. 143, property, plant and equipment listed above include asset retirement costs associated with asset retirement obligations. Changes in the asset retirement obligation during the years ended and December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
ARO liability at the beginning of the period	722	313
Accretion expense	--	--
Liabilities incurred	430	409
Changes in estimates	--	--
Total asset retirement obligations	1,152	722

Note 6: Accounts Payable and Accrued Expenses

	December 31, 2009	December 31, 2008

Trade accounts payable	721	655
Accrued expenses	42	33
Other payables
Total accounts payable and accrued expenses	763	688

Note 7: Shareholders’ Equity

During the year ended December 31, 2009 and 2008, the Company made cash distributions from retained earnings and contributed capital of USD 17,855 and 20,420 million, respectively. The distributions were used in part to repay the original contributed capital and property contribution.

Note 8: Income Tax

The statutory income tax rate applicable to the Company was 20% during the year ended December 31, 2009, and 24% for the years ended December 31, 2008 and 2007.

A reconciliation of statutory income tax at the rate effective in the Russian Federation, the location of the Company’s production entities, to the amount of actual income tax expense recorded in the income statement is as follows:

	December 31, 2009	December 31, 2008	December 31, 2007

Profit before income tax	20,076	22,427	19,660
Income tax at statutory rate	4,042	5,382	4,718
Timing difference, primarily depreciation	2,284	(1,908)	(793)
Effect of change in statutory tax rate	(432)	-	-
Effect of change in statutory tax rate	(432)	-	-
Effective income tax	5,894	3,474	3,925

Note 9: Related Party Transactions

During the years ended December 31, 2009, December 31, 2008 and 2007, the Company had certain activities with its shareholder and related companies. The Company’s reported results of operations, financial position and cash flows may have been different had such transactions been carried out amongst unrelated parties. Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be effected on the same terms, conditions and amounts as transactions between unrelated parties.

On December 12, 2006 Araik Khachatryan, the general director of Roszoloto entered into a contract for purchase of mining and non-mining property for a total purchase price of approximately seven billion rubles, or approximately $280,000,000 US dollars.  The property was subsequently contributed to Rosszoloto Co., Ltd by Araik Khachatryan, the sole owner of Rosszoloto Co., Ltd at its appraised value.  Mr. Khachatryan relinquished any and all rights that he had to any cash payments resulting from the contract and purchase dated December 12, 2006 in exchange for the option to purchase certain non-mining assets, i.e. a hotel and restaurant complex known as the “Holiday Palace”, and two agricultural properties for the sum of $1,000.  The related assets included in the option have been recorded in these financial statements at $1,000.

Pantelis Zachos, President and CEO, and a shareholder have periodically made loans to the Company to fund its operations. The advances are non-interest bearing, and are due on demand. Loan balances at December 31, 2009, 2008 and 2007 were $171, $0 and $0, respectively.

Note 10: Commitments, Contingencies and Operating Risks

Insurance

The insurance industry is not yet well developed in the Russian Federation and many forms of insurance protection common in more economically developed countries are not yet available on comparable terms. The Company does not have full insurance coverage for its mining operations, other than the limited coverage required by law and contract.  The Company may become subject to liability for risks that cannot be insured against.  Losses from uninsured risks may cause the Company to incur costs that could have a material adverse effect on the Company’s business and financial condition.

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

Tax declarations together with related documentation, are subject to review and investigation by a number of authorities, each of which may impose fines, penalties and interest charges. Fiscal periods remain open to review by the authorities for three calendar years proceeding the year of review (one year in case of customs). Under certain circumstances reviews may cover longer periods. In addition, in some instances new tax regulations have taken retroactive effect. Additional taxes, penalties and interest which may be material to the position of the taxpayers may be assessed in the Russian Federation as a result of such reviews.

In regards to matters in which the payment of taxes is unclear, Management has estimated that its tax exposure at December 31, 2009 is minimal, and has not provided an accrual since it does not believe the payment of additional taxes to be probable.

Compliance With Mining Licenses

The licenses for the Company’s exploration and mining operations, the issuance of new licenses and the Company’s compliance with the terms of its licenses.  Russian regulatory authorities exercise considerable discretion in the timing of licenses issuances and renewals and the monitoring of a licensee’s compliance with the terms of a license.  Requirements imposed by these authorities include securing the life, safety and health of the workers and the population residing in the gold mining zone during the construction or reconstruction of the gold mining enterprises; requiring the Company to conduct industrial safety examinations; provide liability insurance for damages to third parties and the environment; effective functioning of industrial control system providing industrial safety, fulfillment of the legislative requirements and technical regulations on safety of operations; disposing of waste products in a way to minimize the harmful effects on the natural environment; comply with the program of annual environmental monitoring; taking the necessary measures to reduce or prevent the pollution caused by mining; participation in the social and economic investment activity in the mining area and arrange for jobs for the area residents.

The Company is subject to periodic reviews of its activities by governmental authorities with respect to the requirements of its mining licenses. Management of the Company corresponds with governmental authorities to agree on remedial actions, if necessary, to resolve any findings resulting from these reviews.

Failure to comply with the terms of a license could result in fines, penalties or license limitation, suspension or revocation. The Company’s management believes any issues of non-compliance will be resolved through negotiations or corrective actions without any materially adverse effect on the financial position or the operating results of the Company. No significant issues of non compliance existed as of December 31, 2009.

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

The Company is obliged in terms of various laws and  mining licenses to decommission mine facilities on cessation of its mining operations and to restore and rehabilitate the environment.  The Company’s management regularly reassesses environmental obligations for its operations.  Estimations are based on management’s understanding of the current legal requirements and the terms of the license agreements.  Should the requirements of applicable environment legislation change the Company may incur additional environmental obligations.

 Russian Federation risk

As an emerging market, the Russian Federation does not possess a fully developed business and regulatory infrastructure including stable banking and judicial systems, which would generally exist in a more mature market economy.  The economy of the Russian Federation is characterized by a currency that is not freely convertible outside the country, currency controls, low liquidity levels for debt and equity markets and continuing inflation.  As a result, operations in the Russian Federation involve risks that are not typically associated with those in more developed markets.

Stability and success of the Russian economy depends on the effectiveness of the government’s economic policies and the continued development of the legal and political systems.

Legal contingencies

The Company is not a named party in any pending or threatened litigation.

Note 11: Business and credit concentration

Major Customer

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

Note 12: Risk management activities

Commodity price risk

Commodity price risk is the risk that the Company’s current or future earnings will be adversely impacted by changes in the market price of gold.  A decline in gold prices could result in a decrease in profit and cash flows.  The Company’s management regularly monitors gold price, market forecasts and believes that the current trend of price increases will continue in the future.

The Company does not enter into any hedging contracts or use other financial instruments to mitigate the commodity price risk.

Note 13:  Mining leases

On October 5, 2009 the Company renewed its licenses on the mining site located in the valley of the Elniclny brook and its inflows.  The mining lease will expire on December 31, 2019.  The obligation of the Company is to begin exploration work during the third quarter of 2010, and to complete exploration work and provide a final geological report with estimation of reserves during the fourth quarter of 2011, and to begin gold mining in 2010 with an annual level of 3,000 kilograms of gold.  Payments provided for in this lease include that the Company will pay a royalty of 3% of the cost of exploration for minerals and a royalty of 2.6% of gold  sales.

On October 5, 2009 the Company renewed its licenses on the mining site located in the basin of the middle part of the Urka River, the left tributary of the Amur River, the Skovorodinsky District in the Russian Federation.  The mining lease will expire on December 31, 2030.  The obligation of the Company is begin geological examination of the licensing plot not later than December 31, 2009, and to complete prospecting and evaluation of the deposit and approval of the Amur Territorial Board of Resources together with geological report with calculation of preliminary estimated ore mineral resources not later than December 31, 2011.  By June 30, 2012 the Company is required to prepare and coordinate an exploration program with calculation of preliminary estimated ore mineral resources.  The Company is required to complete exploration of the deposit and secure approval of the Amur Territorial Board for Resources not later than December 31, 2014, together with a geological report with calculation of ore mineral resources based upon the exploration work.  The Company is required to prepare and coordinate the field development program with positive conclusion of government ecological assessment and industrial safety examination by December 31, 2016.  The Company is required to complete the erection of the mining enterprise and mine gold at the rate of not less than 3000 kg per year not later than December 31, 2018.  Payments provided for on this lease is that  the Company will pay a royalty of 3% of the cost of exploration for minerals and a royalty of 2.6% of gold  sales.

Note 14: Subsequent events

The Company has evaluated all subsequent events that occurred up to the time of the Company’s issuance of its financial statements.

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

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenues

Revenues for the three months ended September 30, 2010 were $0 compared with $8,404,000 for the three months ended September 30, 2009.  The company attributes the decrease in revenues to management’s decision not to sell the majority of gold until the last quarter of 2010 due to increases in the price of gold.

General and Administrative Expenses

The Company incurred general and administrative expenses amounting to $3,925,000 in the three month period ended September 30, 2010, compared to $3,352,000 for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenues

Revenues for the nine months ended September 30, 2010 were $17,252,000 compared with $25,211,000 for the nine months ended September 30, 2009.  The company attributes the decrease in revenues to management’s decision not to sell the majority of gold until the last quarter of 2010 due to increases in the price of gold.

General and Administrative Expenses

The Company incurred general and administrative expenses amounting to $11,775,000 in the nine month period ended September 30, 2010, compared to $10,055,000 for the nine Months ended September 30, 2009.  The principal reasons for the increase is attributed to the depreciation expense of new equipment of $5,675,000 in the nine months ended September 30, 2010 compared with $3,429,000 in the nine months ended September 30, 2009.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended September 30, 2010, included in this Form 10Q.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period ended September 30l, 2010, the Company had no revenue.

Plan of Operations

The Company’s plan of operations was originally involved in the seeking and development of natural mineral water sources for bottled water and juices.   With the acquisition of Roszoloto, the Company has expanded its operations into minerals and mining.

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

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, the issuer’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

From September through October  2008, 33,000,000 shares were sold to 25 investors for cash, pursuant to Regulation D, Rule 504(b)(ii), registered in the State of Illinois as a Small Corporate Offering.

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

In May 2009 and in September 2009, the Company issued to three individuals and a privately held domestic corporation an aggregate of 100,669,998 shares of common stock in connection with the acquisition of Ross Zoloto Co. Ltd, pursuant to Section 4(2) of the Securities Act of 1933.

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

In September 2010, 7,000 shares of common stock were issued to a non-affiliate investor in exchange for cash, pursuant to Section 4(2) of the Securities Act of 1933.

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

Date: November 22, 2010	GOLD STANDARD MINING CORP.

BY: Pantelis Zachos

/s/ Pantelis Zachos
Pantelis Zachos Chief Executive Officer Chief Financial Officer and Director