Form 10-K/A
period 2009-12-30
GOLD STANDARD MINING CORP.
filed 2011-01-25
CIK 1444403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-53434

GOLD STANDARD MINING CORP.

(Exact name of registrant as specified in its charter)

Nevada	41-2264890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28036 Dorothy Drive, Suite 307
Agoura Hills, California	91301
(Address of principal executive office)	Zip Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Name of each exchange on which registered

         None

                 None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.0001 par value

(Title of class)

Indicate by check mark is the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   £ Yes    T No

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

 £ Yes    T No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 £ Yes    T No

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

 £Yes   T No

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

PART I

Item 1.  BUSINESS

BUSINESS DEVELOPMENT

The Company, formerly known as Fluid Solutions, Inc., was incorporated in Nevada on December 11, 2007.  The Company’s fiscal year end is December 31.  The Company has never been in bankruptcy, receivership or any similar proceeding.

In February 2009, Gold Standard Mining Corp., a Wyoming corporation, entered into an agreement with Rosszoloto Co.,Ltd., a Russian limited liability company, to exchange all of Rosszoloto’s outstanding shares, held by its sole shareholder, Araik, Khachatrian, for shares of the Wyoming corporation.  The exchange transaction is pending review and approval by the Russian regulatory authorities.  On May 6, 2009, the registrant entered into a material definitive agreement with the Wyoming corporation, by which the registrant acquired 100% of the outstanding common stock of Gold Standard Mining Corp.  in exchange for 20 million shares of company common stock and Pantelis Zachos retired 19,800,000 shares of common stock to the company treasury.   On June 18, 2009, the agreement was amended to reflect the originally agreed 30 million share purchase price,  that could not be issued at the time because of the lack of authorized common share capital.  As a result of the acquisition, the company has changed its plan of operations to the mining of precious metals.

Pursuant to the agreement, the registrant has issued 30 million shares in exchange for all of the issued and outstanding shares of the Wyoming corporation, which is in the process of acquiring Ross Zoloto, a company which is engaged in the business of running a producing gold mine in Zeya, Russia, in far eastern Russia on the border between Russia and China.

On May 6, 2009, Agata Gotova, Araik Khachatrian, and Zurab Chachavadze were appointed as directors of the company and Araik Khachatrian was appointed as Chief Operating Officer of the company.  On May 18, 2009, we changed our name to Gold Standard Mining Corp. and effected a 3.3-1 forward split of our common share capital.

BUSINESS

Gold Standard Mining Corp. is a publicly held Nevada corporation, whose common stock trades on the over-the-counter bulletin board under the trading symbol, “GSTP.”  The company’s operating subsidiary, Gold Standard Mining of Wyoming, is acquiring Rosszoloto, a Russian company which operates a producing gold mine in the far east of Russia near the Russo-Sino border.  Rosszoloto produces gold from its alluvial mining operation on 12 claims with gold reserves of 3186 kilograms, with a gold content of 2 to 10 grams per ton and a gold standard of 763 to 933.

FORWARD LOOKING STATEMENTS

This annual report and the exhibits attached hereto contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern the Company's anticipated results and developments in the Company's operations in future periods, planned exploration of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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

THE MINING INDUSTRY

Market prices of gold have been on a continual rise since 2003, when gold traded for around $320 per ounce, to record breaking prices approaching $1,000 per ounce in 2009.  With the current economic crisis, many experts have predicted a $2,000 per ounce gold price.

Russia is the fifth largest producer of gold in the world, and holds the second largest in gold reserves.  $240 billion was invested in Russian base metal transactions in 2008.  Explored gold fields in Russia contain over 7,000 tons of gold.  Most of the gold we have extracted is placer gold, of which 60% of these resources are in the Russian Far East and eastern Siberia.  Total gold produced  in 2008 was approximately 184 tons.  The Amur region is currently the fourth in gold production of Russia’s 11 gold producing regions.  Western owned gold companies accounted for approximately 21% of the country’s gold production in 2008.  Gold reserve life in Russian significantly exceeds that of the West.

ROSSZOLOTO ACQUISITION

With the acquisition of Gold Standard Mining (Wyoming), the company acquired an agreement whereby Gold Standard Wyoming  is acquiring 100% of the outstanding securities of Rosszoloto Co.,Ltd.

Rosszoloto has averaged approximately $22 million in annual revenues and $8 million in annual profits the previous two fiscal years.  It has three sources of sales for its gold, at prices indexed to the market rate; the Russian Central Bank, the Russian Savings Bank, and its gold broker in London.  Its primary customer is the Russian Savings Bank.

Rosszoloto licenses its mining claims each from the Russian Government.  The license for Snezhinka expires in 2030, and the license for Elnichnoe expires in 2019.  Both licenses can be renewed at the election of the company, provided their terms are being performed.  IN exchange for the licenses, Rosszoloto is obligated to pay a 3% fee for any exploration activities.  Fees are 2.6% on all gold extracted, and 2-4% of gold extracted in unexplored areas, for a total payment of up to 6.6%.  In addition, on any properties that the Russian government has expended costs on research and exploration, Rosszoloto is obligated to pay a fee of 7.8% of all gold produced, unless it refunds the government’s costs or conducts its own research and exploration.  Rosszoloto has a staff of 200 gold miners and owns 25 pieces of heavy machinery.  Currently it is producing gold from alluvial deposits but its principal reserves are in hard rock.  Fixed expenses, including fuel cost, equipment maintenance and labor are approximately 25%.

Russian mineral rights are owned by the government and licensed to enterprises such as Rosszoloto.  Our mineral deposits have been tested and evaluated by the government of the Russian Federation, which uses a different classification of resources and reserves than the United States.  Therefore, we have not included reserves on our properties as reported under the Russian system.  The Russian mineral resource and reserve reporting is split into two categories; “resources” and “reserves;” depending on the level of exploration.  Mineral resources are in situ estimates based on geological evidence with preliminary technical and economic assessments sufficient to show that there are reasonable prospects for eventual economic extraction.  Mineral reserves are the economically mineable part of a mineral resource, having taken into account all dilution and recovery factors and technical and economic studies having been carried out in sufficient detail to demonstrate that extraction can reasonably be justified.  The categories of resources and reserves are split into the following sub-categories:

Resources:

-

P3: No supporting evidence

-

P2: Evidence from geophysics/geochemistry/mapping

-

P1: Limited drill hole, trench sampling and outcrop data

Reserves:

-

C2: Systematic sampling, ancillary studies

-

C1: Closer-spaced sampling, more detailed ancillary studies

-

B: Close-spaced exploration or partly blocked out in mine

-

A: Generally blocked out ore in a producing mine

The Pan European Reserves and Resources Reporting Committee (PERC) have published Western equivalent estimates of reserves and resources reported under the Russian Mineral Resource and Reserve Reporting System as follows:

C1, A,B: Measured, indicated

C2: Indicated/inferred

P1: Inferred/exploration results

P2, P3: Exploration results

Elnichnoe Mineral Deposit

Location

The Elnichnoe Mineral Deposit is located in the district of Zeya, Amur Region of the Russian Federation, approximately 8.3 miles east of the town of Algach.  The Elnichnoye ore deposit is located in the Zejsky district of the Amur region within the following coordinates;

1.

NW 55°55'15"and EL 123°42'15"

2.

NW 55°55'10" and EL 123°53'45"

3.

NW 55°50 '50"  and EL 123°5 3'40"

4.

NW 55°50'55" and EL 123°42'10"

The main port of entry into Blagoveshchensk is the Ignatyevo airport.  From there airline flights arrive from Moscow and other neighboring cities of the Russian Federation.  Road travel to the property entails driving west on the federal road, “Moscow-Vladivostok,” approximately 600 km from the city of Blagoveshchensk. The property is located approximately 90 kilometers southeast of the town Zeya. The property is serviced by walking and motorcycle trails.  There are no established roads accessing the property, which must be accessed by four wheel drive vehicles.

1
2
Algach
ELNICHNIY
8,3 MILE
SNEZHINKA
11 MILE
Erofej Pavlovich
50 MILE
VLADIVOSTOK-MOSKOW
78MILE
VERHNEAMURSKIY 14MILE
33MILE
SEMIDOMKA
23 MILE
Blagoveshchensk
БЛАГОВЕЩЕНСК
1 Snezhinka Location
2 Elnichnoe Location
Золотая Гора
Муртыгит
Стрелка
Янкан
Соловьевск
Уркан
Бугорки
Солнечный
Тахтамыгда
Бам
Мадалан
Невер
Сковородино
Уляткa
Уруша
Ерофей Павлович
Игнашино
Джалинда
Албазино
Осежино
Толбузино
Талдан
Гудачи
Гонжа
Кислый Ключ
Нюкжа
Магдагачи
Дактуй
Тыгда
Зея
Заречная слоб
Ивановка
Овсянка
Заречное
Апрельский
Алгач
Чалбочи
Ясный
Октябрьский
Юбилейный
Поляковский
Нововысокое
Сиан
Чалганы
16-й км
Черняево
Ушумун
Сиваки
Кузнецово
Ту
Мухино
а/д "АМУР"
Базисное
Чагоян
Ураловка
Ивановский
Слава
Тунгала
Аносово
Шимановск
Углегорск
Сохатино
Ушаково
Новогеоргиевка
Актай
Черновка
Желтоярово
Белояр
Талали
Семеновка
Саскаль
Симоново
Климоуцы
Свободный
Новостепановка
Красноярово
Буссе
Сычевка
Серышево
Воскресе
Натальино
Белогорск
Новопетровка
Сергеевка
Томичи
Среднебелая
Екатериное
Березовка
Ерковцы
Марково
Анновка
Ивановка
Толстовка
Тамбовка
Николаевка

Map of Snezhinka and Elnichnoe locations in the Amur Region, August 2009

License

Rosszoloto holds a license from the Russian Federation, No. BLG 03123 BG, registered October 5, 2009, for “exploration and gold ore development” to explore and exploit the Elnichnoye property until 2019. The license gives the company the right to use the mineral resources of the gold ore deposit in the valley of Elnichny stream, of the Maly Nimogin’s right feeder in the Zeyskiy district of the Amur region, in a 184 square kilometer area, to a depth of 200 meters.  The licensed area consists of three square kilometers.  The company has a land lease of  60 hectares of surface land from the Russian Federation for the purpose of accessing the licensed property, at the rate of 172,147.16 Russian Rubles per year (approximately $5700.00).

The company is obligated to pay a 3% fee for any exploration activities.  Production fees are 2.6% on all produced gold, and 2-4% of gold production for unexplored areas, for a total payment on production of up to 6.6%.  In addition, on any properties that the Russian government has expended costs on research and exploration, the company is obligated to pay a fee of 7.8% of all gold produced, unless it refunds the government’s costs or conducts its own research and exploration.  The company has a staff of 200 gold miners and owns 25 pieces of heavy machinery.  The company is also obligated to begin further exploration work on the property and conclude such work by the fourth quarter of 2011, and to begin mining gold in 2010 with an annual output level of 3,000 kilograms.  The company is currently mining alluvial gold on the property.  The company’s predecessor in interest, a now defunct affiliated company of our Chief Operations Officer, Araik Khachatrian, acquired the license with a one time payment of 800,000,000 Russian Rubles.

History

The beginning of geological research of the area began with opening and working  rich gold-bearing scatterings in the basin of the Zeya River in the middle of the 20th century.  In 1898-1914 research was performed by the Geological committee of P.K.Javorovsky, M.M.Ivanov, P.B.Rippas, J.A.Makerov, E.E.Anert and others, in the basin of the Zeya River.

In 1928-1935 some isolated geological research was done in Zejskiy district by E.E.Anert,  G.V.Holmov  and G.E.Bykov . The geological mapping of the territory began in the thirties. In 1936 in the basin of the average current of the Zeya River A.A.Kirillov did a geological survey on a scale of 1:200.  In 1939 the Depskaya expedition consisting of J.A.Odinec, V.N.Fedortsev, E.A.Fedorov did a geological survey of scale 1:100 in the basins of the Dep River and the Tynda River. According to the results of researches of I948-I95I in 1954 M.S.Nagibina's summary work "Stratigraphy of Paleozoic of the Zeya-Selemdzhinsky interfluve was published.

In 1935 under the guidance of M.G.Organov, a complex  engineering-geological survey on the Zeya River from the Zeya to the mouth of the Giluy River was done. The research was done  on the site of the projected hydroelectric power station by O.S.Podkaminer.  In 1955 the geological survey of scale 1:200 was done by the party DVGU under the guidance of N.P.Savrasov.  In 1957 route thematic researches in the area of "zeisky break" were made by L.I.Alekseev and V.A.Rudnik.

In 1958 the systematic geological mapping of the Zeisky district was undertaken on the scale of 1:200 000. The territory to the north from the area was mapped by V.S.Fedorovskiy,  to the West  by M.V.Pavlenko and to the east by V.Shihanov , to the southeast  byV.F.Zubkovym  and A.A.Majboroda .

In 1960-1961 a geological survey  of 25 square kilometers was finished  by Mamontov. Geological mapping on the scale of  1:200 000 was done in a complex with aerial photographs, and an aeromagnetic survey.

Artisanal gold mining within the licensing area has been taking place since the 1930’s. The Otradny deposit was operated with breaks from 1935 till 1980. The gold mining volume was about 700 kilograms  The deposit had been operated since 1937.

During the latest period the Ubileynaya prospecting artel (1994-1996) owned the license for works, followed by Amur Gold (1997) and then the Bryanta artel (2000-2003).

Geology

The geological structure of the site includes the adjournments of Mesozoic and Cenozoic ages.

The deposits of the  quaternary system are presented by flood-plain and run-of-river alluvium as well as deposits of the high floodplain, which are characterized by the prevalence of small granulometric fractions. Here, the presence of thin ¬ horizontal layers  of grey fine-grained sand and sandy loams are present.

Intrusive rocks occupy a small territory in the central part of the property and are presented by a united complex of sub volcanic rocks of the cretaceous age.  Quartz diorites are widespread in the area, from  Mesozoic  and -Paleozoic sedimentary formations and slates .

Mineralization in the licensed area includes gold, silver, molybdenum and copper.

Infrastructure

The closest town with an available labor force is Zeya, some 90 kilometers from the site.  The dam on the Zeya River is the main economic focus for the town, with forestry, gold mining and agriculture also conducted in the area. The town therefore is capable of supplying unskilled and skilled labor force.

The company has a working alluvial mine on the property with water and power, dormitories for 60 people, a bathhouse, a cafeteria, a workshop and a power station.  Rosszoloto owns suction dredges and nine other specialized mining tools, 15 “Ural” trucks, 10 Caterpillar and Kamatsu tractors, and garage, and smelting factory for its alluvial gold mining operation.  All equipment is maintained in a good state of repair.

All exploration costs to date have been borne by the Russian government and Rosszolto’s predecessor in interest.  There are no known reserves on the property that can be expressed in terms other than the Russian Mineral Resource and Reserve Reporting System and none are expressed.  The program for the property is, therefore, exploratory in nature.

During the year ended December 31, 2009, we extracted approximately 1039 kilograms of alluvial gold during our exploration program.

Snezhinka Mineral Deposit

Location

The Snezhinka mineral deposit covers a 20 square kilometer area in the Skovorodinsky District of the Amur Region,  and is situated approximately 11 miles south of the town of Erofey-Pavlovich.  The main port of entry into Blagoveshchensk is the Ignatyevo airport.  From there airline flights arrive from Moscow and other neighboring cities of the Russian Federation.  Road travel to the property entails driving west on the federal road, “Moscow-Vladivostok,” approximately 750 km from the city of Blagoveshchensk.  The property is located 15 km from the federal road where electrical power is also accessible, approximately 30 miles south of the town of Erofey-Pavlovich.  The property is serviced by walking and motorcycle trails.  There are no established roads accessing the property.  There is a railroad station for the Trans-Siberia Railway in the town of Erofej Pavlovich.

The property is situated in the middle reach of the Urka River basin (the left tributary of the Amur River) and covers the upper reaches of the Priiskatelsky Creek, Glubokiy Creek (right tributaries of the Malaya Urka River) and right bank of the Urka River and its right tributary, the Ayachi River, on the territory of Skovorodinsky District, Amur Region, identified by the following geographic coordinates:

1)

54°15'50" North Latitude and 121°56'30" East Longitude

2)

54°15'20" North Latitude and 121°58'15" East Longitude

3)

54°09'40" North Latitude and 121°51'40" East Longitude

4)

54°10'00" North Latitude and 121°52'30" East Longitude

License

Rosszoloto holds a license from the Russian Federation, No. BLG 02511 BR,  registered October 5, 2009, to explore and extract gold within the Snezhinka ore field until 2030.  Total space is 20 square km. There are no any limits in the depth of the lease.  The license for the right to use mineral resources within the Snezhinskoye ore field on the territory of Skovorodinsky area, Amur region is granted to RossZoloto as the successor of the previous owner of the license “PHOENIX” Gold Mining Co, Ltd. The license was granted to RossZoloto in accordance with the Order of the head of the Mineral Wealth Exploitation Administration of the Amur region on September 29, 2009.

The company is obligated to pay a 3% fee for any exploration activities.  Production fees are 2.6% on all produced gold, and 2-4% of gold production for unexplored areas, for a total payment on production of up to 6.6%.  In addition, on any properties that the Russian government has expended costs on research and exploration, the company is obligated to pay a fee of 7.8% of all gold produced, unless it refunds the government’s costs or conducts its own research and exploration.   The company has surface rights pursuant to a separate land lease from the Russian Federation, to access the licensed property, on 26.96 hectares of surface area, at the rate of 163,856.85 Russian Rubles per year (approximately $5460.00).

The company is obligated by the license to perform a prospecting and evaluation program by June 30, 2009, start geological examination of the property by December 31, 2009, and complete prospecting and evaluation of the property by December 31, 2011, and have an exploration program established with the calculation of preliminary estimate of ore mineral reserves by June 30, 2012.  The company is obligated by the license to prepare a field development program by December 31, 2016, and to begin mining at the rate of a minimum of 3,000 kilograms per year by December 31, 2018.

History

The first information about geological structure of the district appeared with the beginning of development of alluvial deposits of gold in the end of the 19th century. In 1885 a placer mine for extraction of gold from the Mylnikov brook alluvial deposit was constructed. Later in 1913-1940 artisanal miners recovered small volumes of gold from alluvial deposits on the Urka River and the Malaya Urka River, and on the Priiskatelsky, Naaldy, Ilichi and Gorny brooks. This was done by the open pit method. The type, volume and grade of mined by the artisanal miners is unknown, as the data was not recorded.

More intensive exploration for alluvial gold began in 1930, was suspended in 1941, and resumed after the end of World War II.  In 1937-1938 in the basin of the Urka River the slime approbation of scale 1:1000000 was done as a result some points with signs of gold revealed (Sofronov, 1959).

The systematized information of geological structure of the district appeared only after carrying out of field surveying works in the second half of the twentieth century.  In 1959 an aeromagnetic shooting of scale 1:25000 was executed. As a result of these works the general information of geological structure of the district was received and its availability on revealing iron-ore deposits was defined (Ignatyev, Fizhenko and others, 1959).

In 1960-1962 geological mapping in the area included 1:200,000 reconnaissance maps by Chichatkinskaya party CHGU under the direction of L. P. Fedorenko. This work formed the basis for the edition of sheet N-51-XIV of the Russian State geological map of scale 1:200,000.

At this time (1960-1962) in the basin of the middle and high courses of the Urka River prospecting works were done to the  scale of 1:25,000 . As a result of these works the effusive field contours were specified, and the disruptive tectonics was examined in detail.  A radiometric anomaly check revealed uranium ore in Svetloye.

In 1963 party No. 131 of the Sosnovskaya expedition performed search works on a scale of 1:25,000 in the basin of the Urka River . Within  the examined area qualification of the uranium ore show findings in Svetloye were performed.  The uranium present was determined to be of a non-industrial grade.  In the process of uranium works visible gold in quartz veins was revealed. But in connection with a highly specialized orientation of works approbation of gold was not done.

In 1965-1966 on the adjacent area, the Amutkachinskaya party did geological mapping on a scale of 1:50,000 The ore-bearing structures revealed included a zone of tungsten mineralization in the Sergeevskoye ore show and also a wide development of vulcanites formed the basis for making a specialized survey of scale 1:50,000 in 1967-1968.

In 1966 the Sosnovy team of the Аmutkachinskaya party carried out mining in the M. Omutnaya River area.  As a result of these works 5 uranium-thorium anomalies were revealed. Data from this mining revealed spatial abutment of uranium mineralization in black mica granites with gneisses and amphibolites.

In 1967-1968, the Verkhne-Amutkachinskaya party of the Zeiskaya hydroelectric power plant made a specialized geological survey of a scale 1:50,000 (Stark, 1969). As a result of these works the stratigraphic scheme of volcanogenic formations was detailedand subvolcanic intrusions were examined in different ways. The ore bodies with an increased concentration of gold on Svetloye and Snezhinka ore shows were opened and disclosed.  In addition the area of works was covered by slime approbation and lithochemical survey on the ground streams of scale 1:50,000 with pitch of sampling of 150 meters. Uranium, lead, copper and silver blasts are revealed, but the given tests of gold were not analyzed. On the territory of Svetloye and Snezhinka   on the areas of 1.1 and 1.2 square kilometers lithochemical survey was made on secondary diffuse halations of scale 1:10,000 and partially 1:50,000. On the territory of Snezhinka, halations of gold with a content up to 7 grams per ton were revealed.

In 1972 and in 1988-1989 on the territory of sheet N-51-XIV, a gravimetric survey of scale 1:200,000 was made by the East Geophysical Trust and Irkutskgeofizika.  Basic elements of the structural structure of the area were determined and the partition of the basic complexes of rocks was done according to their density properties .

In 1993 I.M.Derbeko carried out the evaluation of forecasting resources of placer gold of the Amur region. AOZT Amur-Dore carried out exploratory works of placer gold in the basin of the Urka River in 1994-1996. Alluvial deposits of gold (reserves according to categories in kg) were explored: the Urka River.

In 1997 the Amur Region Committee of Natural Resources carried out a forecasting evaluation of alluvial gold resources and reserve  and resource estimates were made pursuant to the Russian Mineral Reserve and Resource Reporting System.

Geology

The Urkinsky gold ore show belongs to the late Mesozoic inland  volcanic-plutonic zone of Transbaikalia – Upper Priamurje. The South-Urushinsky fracture stretches from the neighboring territory to basin of the upstream the Maly Urka River and then to basin of the Uktuun stream. The fracture stops the spreading of quartz porphyry from the South. The fracture is expressed by a series of sub parallel fractures and processes of argillization and silicification.

The central fracture stretches from the neighboring territory along the right bank of the Maly Urka River (Snezhinka site). It is moved to the South in the southwest side by cross Omutninsko-Kudikansky fracture. It is underlined by the zone of argillizated effusive and silicificated granites. Series of different dykes stretches along the zones of fractures.

Within the limits of the Snezhinka site, the fracture is presented by several clear zones of cataclastic structure with capacity up to 100 m. The rock is silicificated, sulfide, beresited along the zones.

The Snezhinka ore show is situated in the cluster of the crossing of the Central zone of fractures with the Northwest fracture. The Northern fracture passes through the valley of Priiskatelsky stream; the Svetloye site is located in the zone of Omutninsko-Kudikansky fracture.

Within the classification of tectonic divisions into districts, the licensed area is within the Aldano-Stanovy district. The basic disjunctive structures are presented by South Urushinsky and Central northeast orientation, along which an intensely sated zone of gold of various structures in width of 3-3.5 km is situated.

Recent Exploration

Within the area of Snezhinka  are  the sites Snezhinka, Svetloye, Glubokinskoye, on which basic exploration works have been performed.

SNEZHINKA

The Snezhinka site is located in the central part of the licensed area in the interfleuve of rivers Urkan, Maly Urkan, Urkan, on the right bank of the creek Priiskatelsky. Its area is 1.0 km².

The following exploration  works were performed within the site:

•

Lithogeochemical approbation

•

Search routes with selection of tests

•

Drifting of ditches

•

Drilling of chinks

•

Magnetic- and electrical exploration

The site consists of sub alkaline granites and granosienites of the urkinsky intrusive complex which was broken by dykes of the utkunsky subvolcanic complex. It is supervised by a tectonic zone of northeast orientation.

In the central part of the site there is a field of  hydrothermal-metasomatically changed to full beresites with local zones of silicification and sulfidizing. An anomaly of gold with content to 3-7 hectares per ton is revealed by approbation data over a zone of beresites.

According to the report of Stark-Vasiljev 1963-1968 , a drift gold-placer mine with forecast resources of gold of 770 kg  settles down over a zone of the site Snezhinka, at average capacity of 2-6 m, average width of 350 m, and the average content of gold of 500 mg/m³.

Alluvial gold in the amount of 1080 kg with average content of 500mg/m³ is expected in the alluvial-proluvial loop (0,6 км²) of Priiskatelsky stream. The thickness of loose sediments is 6 m.

From the data of the approbations from intensively silicificated granites within the site, the presence of gold was established in 28 tests (the analysis) in the  quantity from 0.2 to 50 g/t (gram per ton), with an average number on 28 tests – 10.6 g/t. Search routes have established a wide spread of yards and separate blocks of intensively hydrothermally changed granites with gold mineralization. The size of blocks fluctuates from 20-30 to 50-60 sm, the gold content in tests from  diluvial blocks of intensively silicificated granites is 109.2 g/t . The veinlets of visible gold with capacity to 1,0 - 1,5 mm were observed in intensively silicificated granites for the first time (gold content in such tests exceeds 200-300 g/t, according to mineralogists).

10 gold bodies within limits of full beresites with network, sulfidizing, limonitizing on the site of contrasting litho-geochemical anomalies of gold are revealed in the ditches. The extent of bodies tracked by ditches is from first tens to 100 m, (northeast striking). Capacities of ore sections and average content of gold make: 19.0 m – 0.57 g/t; 2.0 m – 2.1 g/t; 1.0 m – 3.6 g/t; 0.7 m – 3.05 g/t; 17.1 m – 0.5 g/t; 7.0 m – 1.5 g/t.

Another body of full beresites, silicificated is revealed on the depth of about 155 m up to a bottom hole. It coordinates with another body of beresites located to the north and containing 6 local gold zones. Gold content in this part of the opened interval of beresites is limited to 2.0 g/t.

SVETLOYE

The Svetloye site is located in the southwest of the licensed area on the right bank of river Urka. Its area is 1.0 км². Search works are performed in its limits: were:

•

Lithogeochemical approbation

•

Search routes with selection of tests

•

Drifting of ditches –

•

Core drilling –

•

Magnetic  and electrical exploration

The basic part of the area is combined with porphyry looking biotite sub alkaline granites and granocienites of ayachinsky intrusive complex, broken with numerous dykes of granite-porphyries and granodiorit-porphyries of svetinsky subvolcanic complex. The small block of volkanogenic-sedimentary breeds of urushinskaya strata is mapped in the southern part of the site.

The site is situated in a zone of the Omutnino-Kudikansky break. Ruptures of sublatitudinal, close latitudinal and northeast orientation prevail. Zones of beresites, crushing and hydrothermal change are dated basically for infringements of northeast strike.

In physical fields the bodies of beresite breeds have dome-shaped forms with increase in capacity with depth up to 500 m. The tests showed the content of gold from 0.01 – 6.0 – 102.3 g/t, silver up to 50 g/t.

Visible gold with the form of punching, lenses and strings with capacity of 1.5 mm has been revealed in search routes. Gold is associated with native silver, chalkopyrite, sphalerite, galena, pyrite. The gold content in the test with visible gold, according to the spectral analysis, is 5 g/t.

NORTHERN ZONE (SEVERNAYA)

The extent of the zone is 1250 m, visible capacity – 100-150 m, northeast orientation with sub vertical falling.  It is presented in crushed, fractured, with the various degree elements of beresited granites of the ayachinsky complex.

The zone is studied with ditches in which gold content is established at 0.15; 0.3; 3.5 and 6.0 g/t.

According to the report of Stark-Vasiljev 1969, Northern zone has capacity of 60 m, northeast strike, close-vertical falling. Beresites, silicificated, piritized granites are revealed here. In 5 meter intervals the content was measured at 4.5 g/t to 102.3 g/t of gold.

1st Interval (2 m)
No	No of test	Content of gold (g/t)
1	S – 10a-29	32.4
2	S – 10a-30	14.7
2nd Interval (5 m)
3	S – 10a-38	4.5
4	S – 10a-39	11.7
5	S – 10a-40	1.0
6	S – 10a-41	102.3
7	S – 10a-42	19.4

Gold content is established in 11 tests from 17 in northwest end of the ditch 10 and southeast part of the ditch 10A according to the assay.

3 tests with the content of 0.2 g/t (S-10-17, S-10-14 and S-10A-32);

2 tests – 0.1 g/t (S-10A-33 and S10A-27) and 0.4 g/t (S-10-11 and S-10A-31);

1 test of each – 0.35 g/t (S-10A-34), 0.8 g/t (S-10-10), 3.5 g/t (S-10-19), 6.0 g/t

(S-10-15), 1.3 g/t (S-10A-36) and 0.8 g/t (S-10A-20).

The assay was carried out at the assay office of Tokur mine of the Selemdginsky Mine Administration.

No.	No of the test	Results of the Assay(g/t)
1	5-10[a] -29	32.4
2	5-10[a] -30	14.7
3	5-10[a] -36	1.8
4	5-10[a] -38	4.5
5	5-10[a] -39	11.7
6	5-10º -40	1.0
7	5-40-U	18.0
8	5-40-U1	2.6
9	5-10[a] -41	102.3
10	KP-9-3	63.7
11	KP-133-7	24.0
12	KP-133-11	69.0
13	KP-139-5	11.2
14	5-13-20	3.0
15	5-13-21	1.0
16	5-13-26	0.5
17	5-13-27	0.8
18	5-13-28	29.5
19	5-13-29	0.4
20	5-13-32	0.4
21	5-13-33	1.8
22	5-13-34	3.0
23	5-13-36	1.7
24	C-7-34	7.5
25	5-10-15	6.0
26	5-13-30	33.5
27	5-10-20	0.8
28	5-6-36	3.2
29	5-13-23	1.4
30	5-10-19	3.5
31	5-13-31	1.2
32	5-13-3	0.8
33	5-6-37	1.0
34	5-6-38	2.0
35	5-13-35	1.0
36	2-72	17.8
37	2-76	6.8
38	2-77	0.2
39	2-73	0.4
40	2-69	0.9
41	2-62	0.3
42	2-58	0.2

CENTRAL ZONE (CENTRALNAYA)

The extent of the zone is 750 m, visible capacity – 50 m, northeast strike, abrupt falling (70-80°) on the northwest up to the vertical. It is studied with ditches (interval – 260 m) and a chink 3.

In the sections the content of gold is established as 0.5 m – 1.15 g/t; 2.0 m – 1.1 g/t; 9.4 m – 1.15 g/t, 5.0 m – 1.02 g/t; 4.3 m – 2.4 g/t; 1.0 m – 7.5 g/t. The maximum content is established in number of 38.5 g/t, dated to interval of the most changed breeds.

Full beresites with quartz veins and pyrite mineralization (to 10%) were opened in the chink 3 which has been passed in alignment of the ditch 6, in the range of 10,0 – 60m. The body of beresites, opened with the chink, coordinates with similar full beresites established in the ditch 6. Capacity of the body increases with depth what is shown in physical fields. In the same interval a series of dykes settles down. The dykes are of the average and basic structures focused according to the body of beresites.

The gold mineralization is dated for the interval of the most changed beresites in number of 0.1 – 0.5 g/t. The average content of gold on 17.8 m has made 0.183 g/t. On depth of 79.5 – 80.0 m it is opened a dyke of changed spessartites in which gold content is established at 10.2 g/t, silver – 45.9 g/t. This is obviously blind ore body.

Silicification and beresite creating are developed on silicificated granites. Strike of the zone is northeast, capacity reaches 40 m. Ore body (length of 250m, average capacity of 7 m, average content 6.9 g/t) is contoured on the northeast flank of the zone. Gold companion elements are lead, zinc, copper, silver, bismuth.

Ore body is drilled out by results of the assay of furrow tests from ditches C-7, KS-13 and KS-40. Its description is given in the following table:

No of ditch	No	Capacity	Content in the tests
			Minimal Analysis, g/t	Spectral Analysis, g/t	Assay, g/t	Average, g/t
C-17	C-7-34	0.8	-	5.0	7.5	7.5
S-13	S-13-28		6-7	10.0	29.5
S-13	S-13-29	2.1	1	0.05	0.4
S-13	S-13-30		19	1.0	38.5	22.8
S-40	S-40-Y	2.0	-	-	18.0	10.3
S-40	S-40-YI		-	-	2.6

SOUTHERN ZONE  (YUZHNAYA)

Extent of the Southern zone is 1100 m, visible capacity – 100-150 m, northeast strike. It is studied with search routes and ditches.

Full beresites have capacity of more than 50 m. In ditches content of gold is established from 0.01 to 3.2 g/t. The average content of gold is up 1.15 g/t to capacity of 7.58 m.

On the level of gold content the zone Southern is comparable to the zone Central, and even surpasses it in parameters.

NEZHDANNAYA ZONE

This zone is revealed on the closed area of the site by geophysical data. Its extent within the site is 300 m, the general extent is up to 1000 m, and capacity is up to 380 m, northeast orientation. Considerable quantity of dykes of spessartites, zones of piritizing and beresite creating is established within the limits of the zone. We establish the presence of gold mineralization, comparable with mineralization in the Central zone by analogy to the studies with ditches and drilling of zones, characterized by similar geophysical fields.

SVETLOYE

•

to orient on the largest object for open pit mining with gold content of first tenth g/t;

•

to consider the presence of blind, powerful, essentially gold-bearing zones of full beresites and local bodies with bananz content that is proved by data of the chink 3;

•

depth of gold mineralization is not less than 200 m;

•

alluvial deposits of the industrial rank are revealed over ore zones; forecast resources of the deposits (category P2)

             can be estimated at no less than 3 tons;

•

according to AmurKNII, that has executed analytical researches of several furrow tests  from the ditch 104 of the

             Central zone, the content are as follows:

platinum – to 0.92  g/t,

rhodium – to 0.5    g/t,

osmium – to 0.037 g/t,

It can raise the value of ores. There were no any different analytical works on platinoids;

•

Presence of a silver mineralization with a content up to 104,9 g/t;

•

The complexity of ores (gold, silver, platinoids) is not excluded.

GLUBOKINSKOYE

The site is located in the northeast of the licensed area in the interfluves of the rivers Malaya Urka, Gluboky stream. Its area is 0.6 km. Search works are performed within its limits. They include:

•

Search routes;

•

Drifting of ditches – 565.6 items of m;

•

Core drilling – 195.0 items of m.;

•

Lithogeozimic approbation (100*20);

•

Magnet- and electrical exploration.

•

Geologic-structural conditions of the site are similar to those of the site Snezhinka, but full beresites have limited development on the surface.

Auras of gold with the content of 0.01-0.03 g/t are revealed by data of lithogeozimic approbations. In stuff tests the content of gold is established from the 100-th to 90.5 g/t.

Low-power zones of beresites are opened in ditches; the gold content in them does not exceed 0.7 g/t.

The chink 2 is broken in the alignment of ditch 14. Hydrothermally changed granosient-porphyries are opened in the range of 28-60 m. Level of gold content is from the 100-th to 1.5 g/t. Average content is established as 0.72 g/t in the central part of the zone of changed breeds with capacity of 10.0 m.

According to geophysical works beresites lie down on depths of 50 and more meters, forming steeply-falling and flat lying bodies with capacity up to 100 m.

All exploration costs to date have been borne by the Russian government.  We anticipate future exploration costs to be approximately $500,000.

The property is without known reserves and the program is exploratory in nature.

Infrastructure

There is no existing infrastructure on the property.  Economically the district is developed poorly.  Most of the employed population works as unskilled labor for the Trans-Siberian main line services, and some as loggers and hunters.  The town is therefore capable of supplying local unskilled labor.

The city of Blagoveshchensk is capable of supplying local unskilled and semi-skilled labor.  The company’s two farms in Blagoveshchensk are capable of supplying basic foodstuffs to the primary labor force, which shall be housed in dormitories to be built on the licensed area.  The national electric grid is accessible by running a line to the federal road, along which the company plans to construct an access road.

Plant and Equipment

Rosszoloto owns suction dredges and nine other specialized mining tools, 15 “Ural” trucks, 10 Caterpillar and Kamatsu tractors, and garage, smelting factory and miner housing on site for its alluvial gold mining operation.

COMPETITION

Russia has the second largest gold reserves in the world and is its fifth leading gold producer.  There is aggressive competition within the minerals industry to discover, acquire and mine mineral properties considered to have commercial potential.   In addition, we will compete with others in efforts to obtain financing to acquire and explore mineral properties.

The company will compete with other more established gold mining companies  such as  Highland Gold Mining, the fourth third largest producer of gold in the region, with an annual production of 156,900 ounces of gold, Kinross gold Corporation, the second largest producer of gold in the region, and Petropavlosk PLC, formerly known as Peter Hambro Mining, the largest producer of gold in the region.

EMPLOYEES

We employ two employees in Russia; Araik Khachatrian and Valentina Nesterova.  We employ one management level employee in Greece; Pantelis Zachos.  We employ our general counsel, Kenneth Eade and our clerical assistant, Jeffrey Volpe, in the United States.  Ross Zoloto employs three management level employees, six clerical employees,  a staff of hotel, restaurant and nightclub employees, a driver, one attorney, one chief accountant, and 200 gold miners.  We intend to hire more management and clerical employees as we gear up our new plan of operations.

We have had a perfect safety record for the past three years, with no injuries and no fatalities.

GOVERNMENT REGULATION

Our activities will be subject to various Russian federal laws and regulations governing prospecting, exploration, production, labor standards, occupational health and mine safety, control of toxic substances, and other matters involving environmental protection and taxation. All of these regulations are issued by the Russian Federation, although they may be enforced by the local authorities of the Amur Region. It is possible that future changes in these laws or regulations could have a significant impact on our business, causing those activities to be economically re-evaluated at that time.

ENVIRONMENTAL RISKS

Minerals exploration and mining are subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Insurance against environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production, is not generally available to us (or to other companies in the minerals industry) at a reasonable price. To the extent that we may become subject to environmental liabilities, the remediation of any such liabilities would reduce funds otherwise available to us and could have a material adverse effect on our financial condition. Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

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

	High	Low

FISCAL YEAR ENDED DECEMBER 31, 2009
Fourth Quarter	$ 6.75	$ 0.10
Third Quarter	$ 6.75	$ 0.10
Second Quarter	$ 6.75	$ 0.10
First Quarter	$ 6.75	$ 0.10

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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

              OPERATIONS.

The company has focused since its inception on forming its corporate structure, developing its business plan and raising capital.  The company is an exploration stage company with a plan of operations as set forth below.

PLAN OF OPERATIONS

We intend to implement the strategy of acquiring operating companies and properties in gold rich areas such as Russia, and to explore those companies and properties with the support of Western technology, finance and corporate governance.  We will continue to explore Russian properties, while seeking out new producing projects and joint ventures.

Our plan of operations is to expand our operations to the mining and processing of hard rock ore to exploit the most valuable gold reserves.  This will require the building of a plant at a cost of approximately $50 million to service Rosszoloto’s Snezhinka property.  The plant will have a capacity to produce over seven tons of gold per year, which is expected to increase the company’s net income by $150 million annually.

The first milestone of our plan of operations is to raise the capital for the first plant, which is expected to take between 3 to 12 months.  The next milestone is to construct the plant and put it in operation, which is expected to take approximately 12 to 18 months.  In the meantime, we intend to continue our alluvial gold exploration.  Once the first plant has been built at Snezhinka, we plan to build a second plant our Elnichnoe location at an estimated cost of $100 million, which is expected to increase our net income by approximately $300 million annually.

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

Araik Khachatrian is the Chief Operating Officer of the company since May 6, 2009, and the founder and President of Ross Zoloto since its inception in 2007.  In 1999, Mr. Khachatrian founded Zolotoe Runo Co., Ltd., a company engaged in the mining of placer gold in the Zeiskiy district of the Amur region.  In 2006, Zolotoe Runo was renamed Roszoloto Co., Ltd.  In 2007 Khachatrian founded the gold mining companies of Sigulen Co., Ltd. and Yukos Co., Ltd.  In 2008 he founded Rosszoloto Co., Ltd. and merged all four companies into the current Roszoloto.  He is a Graduate of Economics, Moscow University 1995, and a Qualified Mining Engineer.

Agata Gotova served as director of the company from May 6, 2009 through June 2010.  She has served as the Chief Executive Officer of Signature Films since 2002.  As head of Signature Films, she conceived, developed and produced two celebrity interview television shows and developed several feature films.  From 2004 through 2006, she served as the Creative Director of Imperia Entertainment, Inc., where she developed and co-wrote several feature films.  She attended Moscow University, Humanities and Sorbonne University, French Literature.

Zurab Chavchavadze is the current director of the company since May 6, 2009.  He served as head of Votum in 2000, a consulting company which assisted small and medium businesses in development.  Since 2005, he has served as a public activist, official representative to the Russian Crown, has participated in the Russian Nobel movement and serves on its High Monarchy Council.  He is currently a member of the Central Federal Region of the Russian Federation, and Counsel to the Representative of the President of the Russian Federation.  Prior to heading up Votum, Mr. Chavchvadze taught French and literature at the University level, conducted and published studies on education and new way of learning, and was the co-founder and General Director of the Soviet-English cooperative, Rurik.  He is a graduate of Western European Language and Culture, 1969, Tblisi University.

Item 11.  EXECUTIVE COMPENSATION

The following table provides information as to cash compensation of all officers of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Pantelis Zachos CEO, CFO, Secretary	2008	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
	2009	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Araik Khachatrian, COO	2008	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
	2009	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0

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

Audit Committee

The Company has standing audit committee, established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, consisting of independent director Patrick Peach and independent director Robert Searcy.  No member of the audit committee may accept directly or indirectly any consulting, advisory, or other compensatory fee from the company or any subsidiary, not including fixed amounts of compensation under a retirement plan for prior service, and may not be an “interested person” as defined in section 2(a)(19) of the Investment Company Act of 1940.

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

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class

Common Stock	Pantelis Zachos Ampelon 3, Kilkis, Greece Beverly Hills, CA 90210	6,000,000	4.2%

Common Stock	Araik Khachatrian, 26 Gorkova Street, Blagoveschensk, Russia 675000	49,500,000	34.7%

Common Stock	Agata Gotova, 1305 Summitridge Drivbe, Beverly Hills, CA 90210	24,420,000	17.1%

Common Stock	Zurab Chavchavadze, 26 Gorkova Street, Blagoveschensk, Russia 675000	1,999,998	1.4%

Common Stock	Kenata Corporation Kenneth Eade, 190 N Canon Drive, suite 420, Beverly Hills, CA 90210	24,750,000	17.3%

Common Stock	Shares of directors and executive officers as a group (6 persons)	106,699,998	74.7%

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

In May 2009 our CEO, Pantelis Zachos, voluntarily retired 18,000,000 shares to the company treasury.

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

Audit Fees

The aggregate fees billed since inception and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements is approximately the sum of $40,000 which all related to the review and audit of Company financial statements.

Tax Fees

No fees were paid to the former accountant for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

No other fees were paid to the former accountant for any other services.

Item 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)

The following financial statements are filed as part of this Registration statement:

 Report of Independent Registered Certified Public Accountant

 Financial Statements

 Balance Sheet

 Statement of Operations

 Statement of Stockholders’ Equity

 Statement of Cash Flows

 Notes to Financial Statements

(b)

The following exhibits are filed as part of this Registration Statement:

None

Exhibit No.	Description	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Gold Standard Mining Corp.

We have audited the accompanying balance sheet of Gold Standard Mining Corp. (a Exploration stage company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the year ending December 31, 2009, the period from December 11, 2007 (inception) to December 31, 2007 and for the period from December 11, 2007 (inception) to December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Standard Mining Corp. as of December 31, 2009 and 2008, and the results of its operations and cash flows for the year ended December 31, 2008 the period from December 11, 2007 (inception) to December 31, 2007 and for the period from December 11, 2007 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Gruber & Company, LLC

    Gruber & Company, LLC

    Lake St. Louis, Missouri

    April 12, 2010

GOLD STANDARD MINING CORP. (an exploration stage company) BALANCE SHEET
.
	December 31, 2008	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 3	$ 5,174.21
TOTAL CURRENT ASSETS	$ 3	$ 5,174.21
TOTAL ASSETS	$ 3	$ 5,174.21

LIABILITY AND SHAREHOLDERS’ EQUITY

LIABILITIES
Loans from shareholders	34,500	106,705.18
TOTAL LIABILITIES	34,500	106,705.18

COMMITMENTS AND CONTINGENCIES
Common Stock, $0.001 par value, 100,000,000 shares authorized,
30,000,000 and 142,699,522 shares issued and outstanding	30,000	147,699

Additional Paid-in-Capital	--	408,401.66
Deficit accumulated during development stage	(64,497)	(667,980.05)

TOTAL STOCKHOLDERS’ DEFICIT	(64,497)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	(29,997)	$ 5,174.21

See accompanying accountants' report and notes to financial statements

Gold Standard Mining Corp. (An exploration stage company) Statement of Operations
	Year ended December 31, 2008	Year ended December 31, 2009	December 11, 2007 (inception) to December 31, 2009

REVENUE, net	$ --	$ --	$ --

OPERATING EXPENSES:
Selling, general and administrative	44,497	603,484,.05	667,980.05

TOTAL OPERATING EXPENSES	44,497	603,484,.05	667,980.05

LOSS BEFORE PROVISION FOR INCOME TAXES	(44,497)	(603,484,.05)	(667,980.05)

PROVISION FOR INCOME TAXES	--	--	--

NET LOSS	(44,497)	(603,484,.05)	(667,980.05)

NET LOSS PER SHARE:
BASIC AND DILUTED	$ (0.00)	$ (0.004)	$ (0.004)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	21,666,667	142,699,522	142,699,522

The accompanying notes are an integral part of these financial statements

GOLD STANDARD MINING (An exploration stage company) Statement of Cash Flows
			Cumulative from
			December 11,
			2007
	Year ended	Year ended	(inception) to
	December 31,	December 31,	December 31,
	2008	2009	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (44,497)	$ (603,434.05)	$ (667,931.05)
Adjustment to reconcile net loss to net cash
used in operating activities:
Issuance of shares for services rendered	--	--	--
Net cash used in operating activities	(44,497)	(603,434.05)	(667,931.05)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholder	34,500	105,085.66	139,585.66
Proceeds from issuance of common stock	10,000	503,522.60	533,522.60
Net cash provided by financing activities	44,500	608,608.26	673,108.26

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by financing activities	--	--	--

NET INCREASE (DECREASE IN CASH AND CASH EQUIVALENTS	3

CASH AND CASH EQUIVALENTS, Beginning of period	--	3	--

CASH AND CASH EQUIVALENTS, end of period	3	$ 5,174.21	5,177.21

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$ --	$ --	$ --
Income taxes paid	$ --	$ --	$ --

The accompanying notes are an integral part of these financial statements

GOLD STANDARD MINING CORP. (an exploration stage company) Statement of Stockholders’ Deficit For the Period from December 11, 2007 (Inception) to December 31, 2009

	Common stock Shares Amount		Additional Paid in Capital	Deficit accumulated during the development stage	Total stockholders’ deficit

Balance at inception (December 11, 2007	--	$ --	$ --	--	$ --

Issuance of shares on December 31, 2007 for services rendered	20,000,000	20,000	--	--	--

Net loss for the period December 11, 2007	--	--		(20,000)	(20,000)

Issuance of shares for cash	10,000,000	10,000		--	0

Net loss for the year ended December 31, 2008	--	--		(44,497)	(44,497)
Balance, December 31, 2008	30,000,000	30,000		(64,497)	(64,497)

Stocks issued for cash	191,219	191	408,401.66
Stocks issued for services	525,000	525
Stocks cancelled	(18,000,000)	(18,000)
Stocks issued for acquisition	30,506,060	35,506
3.3-1 forward split	99,477,243	99,477

Net loss for year ended December 31, 2009				(603,484.05)	(603,484.05)

Balance at December 31, 2009	142,699,522	142,699	458,402.	(667,980)	(667,980)

The accompanying notes are an integral part of these financial statements

GOLD STANDARD MINING CORP.

(a exploration stage company)

Notes to the Financial Statements

For the Period Ended December 31, 2009

Note 1: Background

(a) Organization and Principal Activities

Gold Standard Mining Corp. was incorporated on December 17, 2007 in the State of Nevada.  The Company has a plan of operations to engage in the exploration of gold from mineral deposits in gold rich regions of the world such as Russia.  Its first acquisition of Gold Standard Mining (Wyoming), has an agreement to acquire 100% of Rosszoloto Co.,Ltd., a Russian company engaged in the business of exploration of gold from alluvial and hard rock mineral deposits located in the Amur region in the far east of the Russian Federation.

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

Note 5: Cash and Cash Equivalents

	December 31, 2009	December 31, 2008

Cash in bank accounts	5174	3

Total cash and cash equivalents	5174	3

Note 6: Loans from Shareholders and Others

	December 31, 2008	December 31, 2007

Long-term debt payable to related parties	34,500	106,708

Less Current Portion
Total long-term debt, net of current portion	34,500	106,708

The company borrowed money from its shareholder, legal counsel and consultants in 2009.  The loans were booked as advances toward expenses and are payable without interest.

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

Note 8: Commitments, Contingencies and Operating Risks

(a)

Insurance

The insurance industry in the Russian Federation is in a developing state and many forms of insurance protection common in other parts of the world are not yet generally available.

(b)

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

(c)

Mining Licenses

The Company will be subject to periodic reviews of its activities by governmental authorities with respect to the requirements of any mining licenses it acquires. Management of the Company corresponds with governmental authorities to agree on remedial actions, if necessary, to resolve any findings resulting from these reviews.

Failure to comply with the terms of a license could result in fines, penalties or license limitation, suspension or revocation. The Company’s management believes any issues of non-compliance will be resolved through negotiations or corrective actions without any materially adverse effect on the financial position or the operating results of the Company.

(d)

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

Date: January 25, 2011	GOLD STANDARD MINING CORP. By: Pantelis Zachos /s/ Pantelis Zachos Pantelis Zachos CEO and Director