Form 10-Q/A
period 2010-09-30
GOLD STANDARD MINING CORP.
filed 2011-01-25
CIK 1444403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                       to

Commission File Number 000-53434

GOLD STANDARD MINING CORP.

(Name of small business issuer specified in its charter)

Nevada	80-0250289
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

28030 Dorothy Drive, Suite 307, Agoura Hills, CA	91301
(Address of principal executive offices)	(Zip Code)

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

2

Gold Standard Mining Corp. and Subsidiaries
Consolidated Balance Sheets
(expressed in thousands of U.S. dollars, except share information)
		September 30, 2010	December 30, 2009

Assets	NOTE

Current assets
Cash and cash equivalents	5	$ 1,601	$ 6
Accounts and notes receivable, net	6	-	-
Inventories		-	-
Other current assets		537	-
Total current assets		2,138	6

Non-current assets
Property, plant and equipment, net	7	4,769	5,783
Deferred consulting fee	8	3,557	-
Total non-current assets		8,326	5,783
Total assets		$ 10,464	$ 5,789
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued expenses	8	840	763
Loans from related parties	9	185	171
Deferred income taxes		849	849
Taxes payable		347	349
Total current liabilities		2,221	2,132

Long-term liabilities
Asset retirement obligations	7	1,147	1,153
Total long-term liabilities		1,147	1,153
Total liabilities		3,368	3,285
Shareholders’ equity

Common stock, $0.001 par value; 500,000,000 authorized;

202,721,522 and 142,699,522 issued and outstanding		203	143
Additional paid-in capital		11,951	6,004
Stock subscription receivable		50	-
Other comprehensive loss		(6,197)	(3,507)
Retained earnings (Accumulated deficit)		1,089	(136)
Total shareholders’ equity		7,096	2,504

Total liabilities and shareholders’ equity		$ 10,464	$ 5,789

Gold Standard Mining Corp. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(expressed in thousands of U.S. dollars, except share information)

		For the Three	For the Three	For the Nine	For the Nine
		Months Ended	Months Ended	Months Ended	Months Ended
		September 30,	September 30,	September 30,	September 30,
	Note	2010	2009	2010	2009

Revenues
Gold production sales		$ -	$ 8,404	$ 17,252	$ 25,211
Net revenues		-	8,404	17,252	25,211

Taxes other than income tax		1,253	1,045	3,759	3,134
Maintenance expenses		518	829	1,555	2,488
Operating expenses		1,892	1,143	5,675	3,429
Depreciation, depletion and amortization	8	262	335	786	1,004
Impairment of property and equipment		-	-	-	-
Accretion expense on asset retirement obligations	8	-	-	-	-

Operating expenses		3,925	3,352	11,775	10,055

Other income and expenses
Gain from early extinguishment of debt		-	-
Other income, net		1	1	3	4

Total other income and expenses		1	1	3	4

Income before income taxes		(3,926)	5,053	5,480	15,160

Income taxes
Current income tax expense		-	1,989	5,372	5,968
Deferred income tax (benefit) / expense		(372)	(516)	(1,117)	(1,547)
Total income tax expense	14	(372)	1,474	4,255	4,421

Net income		(3,554)	3,580	1,225	10,739

Other Comprehensive Gain (Loss):
Foreign currency translation adjustment		(897)	84	(2,690)	251

Comprehensive Income		$ (900,220)	$ 3,663	$ (1,465)	$ 10,990

Weighted average shares outstanding:
Basic and diluted		198,552,229	42,027,742	164,187,419	42,027,742

Income per share:
Basic and diluted		$ (0.02)	$ 0.09	$ 0.01	$ 0.26

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

The exchange of shares with the Gold Standard Mining Corp. of Wyoming shareholders was accounted for as a reverse acquisition under the acquisition method of accounting because Gold Standard Mining Corp. of Wyoming and its wholly owned subsidiary, Rosszoloto, obtained control of Gold Standard Mining Corp. Accordingly, the share exchange was recorded as a recapitalization of Gold Standard Mining Corp. of Wyoming, with Gold Standard Mining Corp. of Wyoming and Rosszoloto being treated as the continuing entities. The historical financial statements presented are the consolidated financial statements of Gold Standard Mining Corp. of Wyoming and Rosszoloto. The share exchange agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net liabilities of the legal acquirer were $29.

As a result of the reverse merger transaction described above, the historical financial statements presented are those of Gold Standard Mining Corp. of Wyoming and Rosszoloto.

As a result of the pending acquisition, the Company has changed its plan of operations to the mining of precious metals. On May 18, 2009, in order to complete the share issuance for Rosszoloto, the Company increased its authorized capital from 100,000,000 to 500,000,000 shares of common stock, $0.001 par value per share.

The assets of Gold Standard Mining of Wyoming, principally the agreement to acquire the ownership interest in Rosszoloto have been transferred to the Company and its liabilities have been assumed by the Company.  Gold Standard Mining of Wyoming is currently inactive and in process of liquidation.

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

In recent years a number of major economies around the world have experienced volatile capital and credit markets.  A number of major global financial institutions have either been placed into bankruptcy, taken over by other financial institutions and / or supported by government funding.  As a consequence of the recent market turmoil in capital and credit markets both globally and in Russia, notwithstanding any potential economic stabilization measures that may be put into place by the Russian government, there exists at September 30, 2010 uncertainties surrounding the potential for economic uncertainties to continue in the foreseeable future, and, as a consequence, the potential that certain assets may not be recovered at their carrying value in the ordinary course of business.  In addition, in developing the Company’s critical estimates and areas of critical judgment, management uses projected cash flows.  These projected cash flows are dependent on various assumptions including historical experience and growth rates.  As a result of the volatility in the global and Russian financial markets, management’s estimates may change and result in a significant impact on the Company.

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

The closing exchange rate at September 30, 2010 and December 31, 2009 was 30.44 and 30.28 Russian rubles to one US Dollar, respectively. Weighted-average exchange rate for the three and nine months ended 2010 was 30.71 and 30.33 Russian rubles to one US Dollar, respectively. Weighted-average exchange rate for the three and nine months ended 2009 was 31.40 and 32.59 Russian rubles to one US Dollar, respectively.

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

Accounts receivable

Accounts receivable are presented at net realizable value and do not include value-added tax. Accounts and notes receivable are recorded at their transaction amounts less provisions for doubtful debts. Provisions for doubtful debts are recorded to the extent that there is a likelihood that any of the amounts due will not be obtained.  The Company had no accounts receivable balances at September 30, 2010 or December 31, 2009.

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

The Company had no inventory at September 30, 2010 or December 31, 2009.

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

a)

Acquisition of rights to explore potentially mineralized areas,

b)

Topographical, geological, geochemical and geophysical studies,

c)

Exploratory drilling’,

d)

Trenching,

e)

Sampling and,

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

Revenue recognition

The Company sells gold pursuant to sales contracts entered into with its customers.  Revenue from the sale of refined gold is recognized when title and risk of loss pass to the customer and when collectability is reasonably assured.  The passing of title and risk of loss to the customer is based on terms of the sales contract, generally upon shipment or delivery of the product, net of value added tax.

Earnings per share

Earnings per share is calculated in accordance with the ASC 260-10, “Earnings Per Share.” Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of September 30, 2010 and December 31, 2009, there were no potentially dilutive shares.

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

New Accounting Standards

In October 2009, the FASB issued Accounting Standards Update 2009-15 ("ASU 2009-15") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU No. 2010-06 that relate to the Level 3 activity disclosures are effective for the annual reporting period beginning after December 15, 2010. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2011. Based on the initial evaluation, the Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

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

Note 4: Cash and Cash Equivalents	September 30, 2010	December 31, 2009
Cash in bank accounts	1,601	6
Total cash and cash equivalents	1,601	6
Note 5: Property, Plant and Equipment	Cost	Accumulated DD&A
Mining assets	9,259	4,490
Balance at December 31, 2009	9,259	4,490

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

In accordance with SFAS No. 143, property, plant and equipment listed above include asset retirement costs associated with asset retirement obligations. Changes in the asset retirement obligation during the nine months ended and September 30, 2010 are as follows:

		September 30, 2010	December 31, 2009
ARO liability at the beginning of the period Accretion expense Liabilities incurred Changes in estimates		1,152 - (5)	720 - 430 -
Total asset retirement obligations		1,147	1,152
Note 6: Accounts Payable and Accrued Expenses September 30,		December 31,
	2010	2009
Trade accounts payable Accrued expenses Other payables	798 42	721 42
Total accounts payable and accrued expenses	840	763

Note 7: Shareholders’ Equity

During the nine months ended September 30, 2010, the Company issued 20,000,000 to consultants for services. The Company recognized expense for these services in the amount of $2,000 during the nine months ended September 30, 2010.

On May 29, 2010, the Board of Directors of the Company awarded an aggregate of 40,015,000 shares of common stock to a group of individuals and companies who reside in both the United States and several foreign countries. The Company recognized deferred consulting fees in its accompanying balance sheet for $4,002.

During the nine months ended September 30, 2010, the Company issued 7,000 shares of its common stock for cash in the amount of $6.

Note 8: Deferred Compensation

On May 29, 2010, the Board of Directors of the Company awarded an aggregate of 40,015,000 shares of common stock to a group of individuals and companies who reside in both the United States and several foreign countries.  The awards are for the various services that these individuals and companies can provide to the Company under three year consulting agreements.  The Board determined that the value of the services was $4,002 which has been accounted for as a deferred expense.  As of June 30, 2010, amortization of $445 has been charged to operations based on the start date of June 1, 2010 for the 36 month agreements.  The unamortized portion, $3,557, of the compensation awards will be charged to operations over the period October 1, 2010 to May 31, 2013.

Note 9: Related Party Transactions

During the nine months ended September 30, 2010 and 2009, the Company had certain activities with its shareholder and related companies. The Company’s reported results of operations, financial position and cash flows may have been different had such transactions been carried out amongst unrelated parties. Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be effected on the same terms, conditions and amounts as transactions between unrelated parties.

Pantelis Zachos, President and CEO, and a shareholder have periodically made loans to the Company to fund its operations. The advances are non-interest bearing, and are due on demand. Loan balances at September 30, 2010 and December 31, 2009 were $185 and $171, respectively.

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

In regards to matters in which the payment of taxes is unclear, Management has estimated that its tax exposure at September 30, 2010 is minimal, and has not provided an accrual since it does not believe the payment of additional taxes to be probable.

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

Failure to comply with the terms of a license could result in fines, penalties or license limitation, suspension or revocation. The Company’s management believes any issues of non-compliance will be resolved through negotiations or corrective actions without any materially adverse effect on the financial position or the operating results of the Company. No significant issues of non compliance existed as of September 30, 2010.

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

Note 11: Business and credit concentration

Major Customer

During 2010 and prior years, the main customer of the Company was Sberbank, a major state controlled retail banking institution in the Russian Federation. The gold industry in Russia is subject to world market conditions and Russian government policies. The Russian and regional government have exercised, and can be expected to continue to exercise, significant influence over the Company’s operations, through legislative and regulatory means.

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