Form 10-K
period 2010-12-31
GOLD STANDARD MINING CORP.
filed 2011-05-16
CIK 1444403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period from _____________ to _____________

Commission file number: 000-53434

GOLD STANDARD MINING CORP.

(Exact name of registrant as specified in its charter)

Nevada	80-0250289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28030 Dorothy Drive Suite 307	91301
Agoura Hills, California	Zip Code)

Registrant’s telephone number, including area code (818) 665-2098

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Name of each exchange on which registered

       None

                                                                                None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.

   ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐		Accelerated Filer ☐
Non-accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes  ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $185,209,572.

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 16, 2011, was 151,627,522 shares.

References in this Report to the “Company,” “we,” “us” or “our” refer to Gold Standard Mining Corp., a Nevada corporation (“Gold Standard Mining”), and its consolidated subsidiary Gold Standard Mining Corp., a Wyoming corporation (“GS Wyoming”).

All information in this Report, including numbers of shares of common stock, give effect to a 3.3-for-1 stock split effected in May 2009.

FORWARD LOOKING STATEMENTS

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “believes” or “does not believe,” “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	risks related to our mineral operations being subject to government regulation;
•	risks related to our ability to obtain additional capital to develop our resources, if any;
•	risks related to mineral exploration activities;
•	risks related to the fluctuation of prices for precious and base metals, such as gold, silver and copper;
•	risks related to the competitive industry of mineral exploration;
•	risks related to our title and rights in our mineral properties;
•	risks related to the possible dilution of our common stock from additional financing activities; and
•	risks related to fluctuations of the price of our shares of common stock.

Item 1.

BUSINESS

Corporate History and Development

Gold Standard Mining was incorporated in Nevada on December 11, 2007 under the name Fluid Solutions, Inc. On May 6, 2009, Fluid Solutions, Inc. acquired all of the outstanding capital stock of GS Wyoming in exchange for 100,669,998 shares of its common stock pursuant to an Exchange Agreement dated May 6, 2009 with that corporation and its shareholders.  Concurrently with the acquisition, Pantelis Zachos, our Chief Executive Officer and a director, tendered 59,400,000 shares of common stock back to Fluid Solutions, Inc. for retirement.

On May 18, 2009, Fluid Solutions, Inc. changed its name to “Gold Standard Mining Corp.” and effected a 3.3-to-1 forward stock split.

As of the date that Gold Standard Mining acquired GS Wyoming, GS Wyoming’s principal asset was an Exchange Agreement, dated February 9, 2009, pursuant to which GS Wyoming had agreed to acquire Rosszoloto Co. Ltd., a limited liability company organized under the laws of Russia (“Rosszoloto”), in a stock exchange.  Rosszoloto is engaged in the business of gold mining in the Amur Region of Russia near the border between Russia and China.  Rosszoloto was at the time of the exchange owned by Araik Khachatryan, who became a director and the Chief Operating Officer of Gold Standard Mining on May 6, 2009 (when Gold Standard Mining acquired GS Wyoming).  We completed the acquisition of Rosszoloto in June 2010.

On May 13, 2011, we and Mr. Khachatryan rescinded the Exchange Agreement relating to Rosszoloto and treated the transaction as null and void.  See “Item 9B—Other Information” for information concerning the rescission and the reasons for the rescission.  As part of the rescission, Mr. Khachatryan and Zurab Chavchavadze, one of our directors, each of whom was a former shareholder of GS Wyoming, tendered back to us for retirement the 51,499,998  shares they had received in connection with our acquisition of GS Wyoming and Rosszoloto.

Plan of Operations

Our plan of operations is to acquire at mining rights, including primarily gold mining rights, for a number of properties, to explore such properties for ore reserves, and to develop those properties where such development would appear to be commercially viable.  These properties may be anywhere in the world, but at least initially we plan to focus our efforts in Russia and the former Soviet states due to the potential for high yields and the fact that three of our directors and officers are located in Russia, one of whom (Mr. Khachatryan) has significant gold mining experience there.  We will seek to acquire rights primarily in properties where there is no or low upfront cash payment required, but will instead provide the property owner a royalty or other interest in the revenues from the sale of ores mined from the property.

We are in discussions with Rosszoloto for a joint venture to perform the hard rock mining of gold at its two licensed properties in the Amur Region of Russia.  Rosszoloto, which is owned by Mr. Khachatryan, holds licenses from the Russian government to mine gold on two properties in the Amur Region of the Russian Federation.  The two properties are the Snezhinka property, located in the district of Skovorodinsky, and the Elnichnoe property, located in the district of Zeya.

After acquiring mining rights for a property, we will select possible exploration area(s) on the property, and will then typically compile reports, past production records and geologic surveys concerning the area.  We will then complete a field exploration program to determine whether the area merits work.  Initial field exploration on a property normally consists of geologic mapping and geochemical and/or geophysical surveys, together with selected sampling to identify host environments that may contain specific mineral occurrences.  If an area shows promise, geologic drilling programs may be undertaken to further define the existence of any economic mineralization.  If such mineralization is delineated, further work may be undertaken to estimate ore reserves, evaluate the feasibility for the development of the mining project, obtain permits for commercial development, and, if the project appears to be economically viable, proceed to place the deposit into commercial production.

The capital required for exploration and development of mining properties is substantial.  We plan to finance our mining activities at a property through: (i) sales of equity or debt securities; (ii) sales of project-specific equity or debt securities through a subsidiary formed to explore and develop a specific property; (iii) joint ventures with mining operators who would provide the exploration and development services for an interest in the venture; and (iv) once we have generated revenues through mining operations, cash flows from operations.

The exploration and development of properties through joint ventures will be managed by one of the joint venture participants, who will be designated as the operator.  The operator of a mining property generally provides all labor, equipment, supplies and management on a cost-plus fee basis and generally must perform specific tasks over a specified time period.  The operator may charge separate fees to the joint venture and, once certain conditions are met, the joint venture is typically required to pay the costs in proportion to its interests in the property.

We anticipate that typically we will acquire only mining rights—the sub-surface right to explore and develop the property.  We do not anticipate acquiring fee or other interests in properties.  In a number of possible mining locations, such as Russia, we could only acquire mining rights as part of a joint venture with a Russian owner or licensor of such rights (such as Rosszoloto).

In connection with the acquisition of mining rights for a property, we may conduct limited reviews of title and related matters and obtain representations regarding ownership of the property and/or underlying mining rights.  Although we plan to conduct reasonable investigations (in accordance with standard mining practice) of the validity of ownership, we may be unable to confirm good and marketable title to our properties.

Mines have limited lives, which is an inherent risk in the mining business.  Although we plan to acquire mining properties, there is a limited supply of desirable mineral lands.  In addition, we face strong competition for acquisition of mining rights from established mining companies and others that may have a track record of developing mining properties and most likely will have substantially greater financial resources.  As a result, we may not be able to acquire attractive new mining properties on terms that are considered acceptable.

Employees

We have no paid employees.

Item 1A.

RISK FACTORS

                           Not applicable.

Item 1B.

UNRESOLVED STAFF COMMENTS

                           Not applicable.

Item 2.

PROPERTIES

Since February 2011 we have maintained our principal executive offices in 2,200 square feet of office space located in an office building in Agoura Hills, California.  This space is provided at no charge by a shareholder on a month-to-month basis.  We consider this office to be adequate for our administrative needs.

Item 3.

LEGAL PROCEEDINGS

                          Nothing to report.

Item 4.

[Removed and Reserved]

Item 5.

MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTC Bulletin Board under the symbol “GSTP.”  The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The OTC Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports.  This market is extremely limited, and any prices quoted may not be a reliable indication of the value of our common stock.

The following table sets forth the high and low bid prices per share of our common stock for the periods indicated as reported on the OTC Bulletin Board since trading began in July 2009.

Year ended December 31, 2010	High	Low
Quarter ended December 31, 2010	$1.58	$0.12
Quarter ended September 30, 2010	$2.14	$1.90
Quarter ended June 30, 2010	$3.00	$1.82
Quarter ended March 31, 2010	$4.50	$4.50

Year ended December 31, 2009
Quarter ended December 31, 2009	$6.75	$0.10
Quarter ended September 30, 2009	$6.75	$0.10
Quarter ended June 30, 2009	$ --	$ --
Quarter ended March 31, 2009	$ --	$ --

The quotes represent inter-dealer prices, without adjustment for retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  The trading volume of our securities fluctuates and may be limited during certain periods.  As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Holders

As of March 31, 2011, we had 49 holders of record of our common stock.

Dividends

Our board of directors has not declared a dividend on our common stock during the last two fiscal years or the subsequent interim period and we do not anticipate the payment of dividends in the near future as we intend to reinvest our profits to grow our business.

Unregistered Sales of Securities

In May 2010, we issued to five consultants an aggregate of 40,000,000 shares of common stock for services to be rendered during the following three years.  This issuance was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act because: (i) the Company did not offer or sell the shares by any form of general solicitation or advertising; (ii) the Company reasonably believed that each consultant had the knowledge or experience in financial or business matters and that the consultant was capable of evaluating the merits and risks of investing in the shares; and (iii) each consultant represented to the Company that it understood the issuance was not registered under the Securities Act and the shares were acquired for investment purposes.

In June 2010, we issued to one consultant 15,000 shares of common stock for services rendered.  This issuance was exempt from registration under the Securities Act pursuant to Regulation S because the no directed selling efforts were made in the United States, the consultant was not a U.S. person, the consultant represented that it understood the securities were not registered under the Securities Act and the related restrictions on transfer, and the shares were legended.

In June 2010, we issued to an individual 7,000 shares of common stock for $5,990.  This issuance was exempt from registration under the Securities Act pursuant to Regulation S because no directed selling efforts were made in the United States, the purchaser was not a U.S. person, the purchaser represented that he understood the securities were not registered under the Securities Act and the related restrictions on transfer, and the shares were legended.

In May 2010, we issued to Pantelis Zachos 20,000,000 shares of common stock for services rendered.  This issuance was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

In October 2010, we issued to a consultant 50,000 shares of common stock for services rendered.  This issuance was exempt from registration under the Securities Act pursuant to Regulation S because no directed selling efforts were made in the United States, the consultant was not a U.S. person, the consultant represented that it understood the securities were not registered under the Securities Act and the related restrictions on transfer, and the shares were legended.

In October 2010, we issued to an individual 22,000 shares of common stock for $25,000.  This issuance was exempt from registration under the Securities Act pursuant to Regulation S because no directed selling efforts were made in the United States, the purchaser was not a U.S. person, the purchaser represented that he understood the securities were not registered under the Securities Act and the related restrictions on transfer, and the shares were legended.

In November 2010, we issued to an individual 4,000 shares of common stock for $5,000.  This issuance was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act because: (i) the Company did not offer or sell the shares by any form of general solicitation or advertising; (ii) the Company reasonably believed that such individual  had the knowledge or experience in financial or business matters and that the individual was capable of evaluating the merits and risks of investing in the shares; and (iii) the individual represented to the Company that it understood the issuance was not registered under the Securities Act and the shares were acquired for investment purposes.

We paid no underwriting or broker or commissions in connection with any of these issuances.

Repurchases of Equity Securities

We did not repurchase any equity securities in the fourth quarter of fiscal year 2010.

Item 6.

SELECTED FINANCIAL DATA

Not applicable.

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a shell company with no active business.  Our plan of operations is to acquire mining rights, including primarily gold mining rights, for a number of properties, to explore such properties for ore reserves, and to develop those properties where such development would appear to be commercially viable.

We incurred a net loss of $6.2 million in fiscal year 2010 due primarily to non-cash compensation expense of $6.0 million in connection with the issuance of stock to an executive officer and a number of consultants.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, and which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policy to be both the most important to the portrayal of our financial condition and that that requires the most subjective judgment.

Stock-Based Compensation.  We from time to time issue shares of common stock for services.  These shares are valued at the fair market value of the services at the date of issuance.  We have valued these issuances at the estimated fair market value of the services since our common  stock is thinly traded and we have raised minimal cash from sales of common stock.

Results of Operations—Fiscal Year 2010 Compared to Fiscal Year 2009

We have had no revenues since inception.

Our operating expenses totaled $6.2 million in fiscal year 2010 compared to $603,000 in fiscal year 2009.  Our operating expenses in 2010 consisted primarily of non-cash compensation expense of $6.0 million incurred in connection with the issuance of an aggregate of 60,065,000 shares of common stock to an executive officer and a number of consultants.  Other expenses in 2010 primarily related to accounting and legal expenses associated with our reporting responsibilities under the Securities Exchange Act of 1934.

Our expenses in 2009 consisted of legal and accounting fees of $117,000, consulting expenses of $356,000 associated with the Rosszoloto transaction and other related normal operating expenses.

Financial Condition, Liquidity and Capital Resources

We have funded our operations principally through the issuance of stock for services, the issuance of stock for cash, and advances from shareholders.  In fiscal year 2010, we issued 33,000 shares of common stock for $35,990.  In addition we received advances from Pantelis Zachos, our chief executive officer, director and principal shareholder in the amount of $57,897, resulting in total outstanding advances from him of $228,983 at December 31, 2010.  These advances are non-interest bearing and due on demand. Our common stock and paid-in capital increased due to the issuance of shares for cash and services during the year.

We will have minimal operating expenses pending the time we commence exploration and development activities on specific properties.  These expenses will be principally legal, accounting and audit expenses in connection with our reporting obligations under the Securities Exchange Act of 1934.  We anticipate funding these expenses through stock sales in private transactions or additional shareholder loans.  We do not have a commitment from anyone to provide funds for our operating expenses.  If we do not obtain funds for these expenses, we will have to cease operations.

Factors That May Affect Future Operating Results and Risks of Investing in Our Common Stock

An investment in our securities involves a high degree of risk.  You should carefully consider the risks described below before deciding to invest in or maintain your investment in our company.  The risks described below are not intended to be an all-inclusive list of all of the potential risks relating to an investment in our securities.  If any of the following or other risks actually occur, our business, financial condition or operating results and the trading price or value of our securities could be materially and adversely affected.

We have no cash resources, and will require funds to continue operations, even as a shell corporation.  If we cannot obtain additional funds, we will have to curtail or cease operations.

We currently have no cash resources.  We require cash for legal, accounting, audit and other expenses involved in complying with our reporting obligations under the Securities Exchange Act of 1934, as amended.  These expenses have been funded in recent months through advances from shareholders.  We do not have a commitment from anyone to provide funds to us.  If we cannot obtain funds for our recurring operating expenses, we will have to cease operations.

We will need significant additional funds to implement our operating plan and commence mining activities.  If we cannot obtain such funds, we cannot implement our operating plan.

We currently have no funds with which to implement our operating plan and commence mining exploration and development.  We do not have a commitment from anyone to provide these funds to us.  We can provide no assurance that sufficient funding will be available to us or if available, will be on acceptable terms.  If we are unable to obtain sufficient financing on a timely basis, we could be forced to reduce the scope of our proposed business or otherwise limit or terminate our operations altogether.  Any additional equity funding that we obtain will reduce the percentage ownership held by our existing security holders.  We may also attempt to obtain funds through arrangements with corporate partners or others.  Those types of arrangements may require us to relinquish certain rights to our assets.

We are a relatively young company with limited operating history, which makes it difficult to evaluate an investment in the Company.

Since we are a young company, it is difficult to evaluate our business and prospects.  While we believe that our operating plan, if implemented as conceived, will make us successful in the long term, we have limited operating history against which we can test our plans and assumptions, and therefore cannot evaluate the likelihood of success.  At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.  Our future operating results will depend on many factors, including the ability to develop our properties, the productivity of such properties, the level of our competition, and our ability to attract and maintain key management and employees.  While management believes their estimates of projected occurrences and events are within the timetable of their business plan, there can be no guarantees or assurances that the results anticipated will occur.

We expect to incur net losses in future quarters.

Until we commence generating revenues, we will incur losses.  If we do not achieve profitability, our business may not grow or operate.  We may not achieve sufficient revenues or profitability in any future period.  We will need to generate revenues from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to generate revenues, we may experience price competition that will lower our gross margins and our profitability.  If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

Estimates relating to new development projects are uncertain and we may incur higher costs and lower economic returns than estimated.

Mine development projects typically require a number of years and significant expenditures during the development phase before production is possible.  Such projects could experience unexpected problems and delays during development, construction and mine start-up.

Our decision to develop a project will typically be based on the results of feasibility studies, which estimate the anticipated economic returns of a project.  These studies may provide data that show that our projects are not economical.  Even if such feasibility studies show that such projects are economical, the actual project profitability or economic feasibility may differ from such estimates as a result of any of the following factors, among others:

•

unanticipated changes in tonnage, grades and metallurgical characteristics of ore to be mined and processed;

•

higher than anticipated input commodity and labor costs;

•

the quality of the data on which engineering assumptions were made;

•

unanticipated adverse geotechnical conditions;

•

availability of adequate labor force and supply and cost of water and power;

•

fluctuations in inflation and currency exchange rates;

•

availability and terms of financing;

•

delays in obtaining environmental or other government permits or changes in the laws and regulations related to those permits;

•

unanticipated weather or severe climate impacts; and

•

potential delays relating to social and community issues.

We are highly dependent on Pantelis Zachos, our Chief Executive Officer.  The loss of Mr. Zachos, whose knowledge, leadership, and technical expertise upon which we rely, would harm our ability to execute our business plan.

We are largely dependent on Pantelis Zachos, our Chief Executive Officer, for specific proprietary technical knowledge and market knowledge.  Our ability to successfully carry out our business plan may be at risk from an unanticipated accident, injury, illness, incapacitation or death of Mr. Zachos.  Upon such occurrence, unforeseen expenses, delays, losses and/or difficulties may be encountered.   Our success may also depend on our ability to attract and retain other qualified management and sales and marketing personnel.  We compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do.  We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

There is substantial doubt about our ability to continue as a going concern, which means that we may not be able to continue operations unless we obtain additional funding

The report of our independent accountants on our December 31, 2010 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We may enter into joint venture and option agreements with other parties, which could decrease our ownership interest and control over such properties.

We may, in the future, enter into option or joint venture agreements and we may have our interest in the properties subject to such agreements reduced or terminated as a result.  Furthermore, if other parties to such agreements do not meet their share of such costs, we may be unable to finance the cost required to complete recommended programs.  In many joint ventures or option arrangements, we may give up control over decisions to commence work and the timing of such work, if any.

Business acquisitions, dispositions, joint ventures or private equity transactions entail risks and may disrupt our business, dilute stockholder value or distract management attention.

We expect to continue to review opportunities to acquire other businesses or other assets and properties that would complement our current business plan or otherwise offer growth opportunities.  Acquisitions are inherently risky, and no assurance can be given that our future acquisitions will be successful or that they will not materially and adversely affect our business, operating results, or financial condition.  If we make any acquisitions, we may issue stock that would dilute our existing stockholders’ percentage of ownership, and we may incur substantial debt and/or assume contingent or unknown liabilities.

The price of our common stock may be negatively impacted by factors that are unrelated to our operations.  We cannot assure you that an active public trading market for our common stock will develop or be sustained.

Our common stock currently trades on the OTC Bulletin Board.  Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile.  There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for stockholders to sell their stock.  The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

Obtaining additional capital through the sale of common stock will result in dilution of shareholder interests.

We may raise additional funds in the future by issuing additional shares of common stock or other securities.  Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of our common stock.  Additionally, any options, warrants or conversion rights related to the foregoing issuance of securities may hinder future equity offerings, and the exercise of those options, warrants and conversion rights may have an adverse effect on the value of our stock.

If any such options, warrants or conversion rights are exercised at a price below the then current market price of our shares, then the market price of our stock could decrease upon the sale of such additional securities.  Further, if any such options, warrants or conversion rights are exercised at a price below the price at which any particular shareholder purchased shares, then that particular shareholder will experience dilution in his or her investment.

Trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a shareholder’s ability to buy and sell our stock.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.”  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because the Company is a shell company and is not engaged in any business, the Company is not subject to market risk.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Gold Standard Mining Corp.

A Development Stage Company

Consolidated Financial Statements

For the Years Ended December 31, 2010 and 2009

Contents

Page

Reports of Independent Registered Public Accounting Firms	F-1-2

Financial Statements:
F-3
Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 and for the period from December 11, 2007 (inception) to December 31, 2010	F-4

Consolidated Statement of Stockholders’ Deficit for the period from December 11, 2007 (inception) to December 31, 2010 and 2009	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and for the period from December 11, 2007 (inception) to December 31, 2010	F-6

Consolidated Notes to Financial Statements	F-7-11

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Gold Standard Mining Corp.

We have audited the accompanying consolidated balance sheet of Gold Standard Mining Corp. (a development stage company) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ending December 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Standard Mining Corp. as of December 31, 2010, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 2 to the consolidated financial statements the Company has not generated any significant revenue during the period December 11, 2007 (inception) through December 31, 2010 and has funded its operations primarily through the issuance of equity.  This matter raises substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows through the issuance of additional debt or equity financing to meet its obligations and sustain its operations.  Management’s plans regarding those matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ George Stewart, CPA

Seattle, Washington

May 12, 2011

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Gold Standard Mining Corp.

We have audited the accompanying consolidated balance sheet of Gold Standard Mining Corp. (a development stage company) as of December 31, 2009 (as restated), and the related consolidated statements (as restated) of operations, stockholders’ deficit and cash flows for the year ending December 31, 2009, and for the period from December 11, 2007 (inception) to December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Standard Mining Corp. as of December 31, 2009, and the results of its operations and cash flows for the year ended December 31, 2009 and for the period from December 11, 2007 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1 to the financial statements  the Company has not  generated any significant revenue during the period December 11, 2007 (inception) through December 31, 2009 and has funded its operations primarily through the issuance of equity.  This matter raises substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows through the issuance of additional debt or equity financing to meet its obligations and sustain its operations.  Management’s plans regarding those matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, the Company restated its financial statements for the year ended December 31, 2009 to reflect the rescission of its investment in GS Wyoming.

/s/Gruber & Company, LLC

    Gruber & Company

    Lake St. Louis, Missouri

April 12, 2010, except for the effects of the restatement described in Note 1, for which  the date is May 12, 2011

F-2                                                                                                      15

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

		2009
	2010	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,000	$5,654
Total current assets	1,000	5,654

Total assets	$1,000	$5,654

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Loans from shareholders	$228,983	$171,086
Total current liabilities	228,983	171,086

Commitments and Contingencies

Stockholders' deficit:
Common stock; $0.001 par value, 500,000,000 shares authorized,
151,297,524 and 91,199,524 shares issued and outstanding
as of December 31, 2010 and 2009, respectively	151,298	91,200
Additional paid in capital	6,445,821	415,929
Deficit accumulated during development stage	(6,825,102)	(672,561)
Total stockholders' deficit	(227,983)	(165,432)

Total liabilities and stockholders' deficit	$1,000	$5,654

The accompanying notes are an integral part of these financial statements.

GOLD STANDARD MINING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From December 11, 2007
	Year Ended December 31,		(date of inception)
		2009	Through
	2010	(As Restated)	December 31, 2010

REVENUE, net	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative expenses	6,152,541	603,484	6,825,102
			-
Total operating expenses	6,152,541	603,484	6,825,102

Net loss from operations	(6,152,541)	(603,484)	(6,825,102)

Income taxes	-	-	-

Net loss	(6,152,541)	(603,484)	(6,825,102)

Net loss per share (basic and diluted)	$(0.05)	$(0.01)	$(0.07)
Weighted average number of shares outstanding, basic and diluted	128,562,071	93,892,291	102,665,910

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(A DEVELOPMENT STAGE COMPANY)
FOR THE PERIOD FROM DECEMBER 11, 2007 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2010

				Accumulated Deficit During Dev. Stage	Total
	Common Stock		Additional Paid-in Capital		Stockholders'
	Shares	Amount			Deficit
Balance, December 11, 2007 (date of inception)	-	-	-	-	-

Issuance of shares for services rendered	66,000,000	$66,000	$(46,000)	-	$20,000
Net loss	-	-	-	$(20,000)	(20,000)
Balance, December 31, 2007	66,000,000	66,000	(46,000)	(20,000)	-

Issuance of shares for cash	33,000,000	33,000	(23,000)	-	10,000
Net loss	-	-	-	(49,077)	(49,077)
Balance, December 31, 2008 (As Restated)	99,000,000	99,000	(69,000)	(69,077)	(69,077)

Issuance of shares for cash	697,024	697	483,607	-	484,304
Issuance of shares for GS Wyoming	49,170,000	49,170	(49,170)	-	-
Shares of stock retired	(59,400,000)	(59,400)	41,400	-	(18,000)
Issuance of shares for services	1,732,500	1,733	9,092	-	10,825
Net loss				(603,484)	(603,484)
Balance, December 31, 2009 (As Restated)	91,199,524	91,200	415,929	(672,561)	(165,432)

Issuance of shares for cash	33,000	33	35,957	-	35,990
Issuance of shares for services	60,065,000	60,065	5,993,935	-	6,054,000
Net loss				(6,152,541)	(6,152,541)
Balance, December 31, 2010	151,297,524	$151,298	$6,445,821	$(6,825,102)	$(227,983)

The accompanying notes are an integral part of these financial statements.

GOLD STANDARD MINING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		December 11, 2007 (date of inception) through December 31, 2010
	2010	2009
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,152,541)	$(603,484)	$(6,825,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued in exchange for services	6,054,000	10,825	6,084,825
Net cash used in operating activities	(98,541)	(592,659)	(740,277)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	57,897	132,009	228,983
Proceeds from the sales of common stock	35,990	484,304	530,294
Payments on retirement of common stock	-	(18,000)	(18,000)
Net cash provided by financing activities	93,887	598,313	741,277
Net increase (decrease) in cash and cash equivalents	(4,654)	5,654	1,000
Cash and cash equivalents, beginning of the period	5,654	-	-
Cash and cash equivalents, end of the year	$1,000	$5,654	$1,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Gold Standard Mining Corp.

A Development Stage Company

Notes to Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

Organization and Business

Gold Standard Mining Corp. (the “Company”) was incorporated in Nevada on December 11, 2007 as Fluid Solutions, Inc.  On May 6, 2009, Fluid Solutions, Inc. acquired all of the outstanding capital stock of Gold Standard Mining Corp., a Wyoming corporation (“GS Wyoming”), in exchange for 100,669,998 shares of its common stock pursuant to an Exchange Agreement dated May 6, 2009 with that corporation and its shareholders.  Concurrently with the acquisition, Pantelis Zachos, its Chief Executive Officer and a director, tendered 59,400,000 shares of common stock back to Fluid Solutions, Inc. for retirement.

On May 18, 2009, Fluid Solutions, Inc. changed its name to “Gold Standard Mining Corp.” and effected a 3.3 to 1 forward stock split.  This split has been retroactively reflected in these financial statements.

As of the date that the Company acquired GS Wyoming, GS Wyoming’s principal asset was an Exchange Agreement, dated February 9, 2009, pursuant to which GS Wyoming had agreed to acquire Rosszoloto Co. Ltd., a limited liability company organized under the laws of Russia (“Rosszoloto”), in a stock exchange.  Rosszoloto is engaged in the business of gold mining in the Amur region of Russia near the border between Russia and China.  The Company completed the acquisition of Rosszoloto in June 2010.  The Company issued a total of 100,669,998 shares to the shareholders of GS Wyoming.

In the spring of 2011, during the course of preparation of financial statements of the Company, the Board of Directors concluded that the Company could not get the financial information regarding Rosszoloto necessary for the financial statements of the Company, including Rosszoloto, to be audited.  Based on this, in May 2011, we rescinded the acquisition of Rosszoloto and have treated the transaction as never having occurred.  In connection with such rescission, we received back 51,499,998 shares of our common stock that we issued to acquire GS Wyoming.

The Company is a publicly held Nevada corporation, whose common stock trades on the over-the-counter bulletin board under the trading symbol, “GSTP.”

Basis of Presentation and Going Concern

The Company is in the development stage and has had no revenues since inception.  Since inception, it has incurred significant losses to date, and as of December 31, 2010, has an accumulated deficit of approximately $6,825,000.  The Company’s ability to continue its operations is uncertain and is dependent upon its ability to implement a business plan sufficient to generate a positive cash flow and/or raise capital to fund its operations.  These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations in the normal course of business.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, GS Wyoming.  All significant inter-company balances and transactions have been eliminated in consolidation.

Restatement

The Company has restated its financial statements for the year ended December 31, 2009.  The primary change was to reflect the rescission of the investment in GS Wyoming that reduced non-current assets by approximately $101,000.  GS Wyoming had no assets, liabilities or operations; accordingly, the acquisition of it by the Company was treated as a merger with no value.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Stock Based Compensation

The Company from time to time issues shares of common stock for services.  These issuances have been valued at the estimated fair market value of the services since its stock is thinly traded and the Company has raised minimal cash from sales of stock.

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2010 and 2009, there were outstanding options to purchase 50,000 shares of common stock at $5.00 per share and options to purchase 20,000 shares of common stock at $1.50 per share.  These shares are not included in the computation of diluted income (loss) per share as the effect would be anti-dilutive.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents and loans from shareholders, the carrying amounts approximate their fair values due to their short maturities.

Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

At December 31, 2010 and 2009, management determined the Company did not have any financial instruments requiring fair value measurement.

Note 2 – Summary of Significant Accounting Policies - Continued

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-13, Compensation—Stock Compensation Topic 718, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

There were no other recent pronouncements that would have an impact on the Company’s consolidated financial statements.

Note 3 – Related Party Transactions

On December 11, 2007, the Company issued 66,000,000 shares of common stock to Pantelis Zachos, an officer/director, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for services rendered.  On May 7, 2009, in connection with the acquisition of Gold Standard Mining Corp., Mr. Zachos surrendered 59,400,000 shares of his common stock for retirement.  On May 29, 2010, the Company issued 20,000,000 shares of common stock to Mr. Zachos for services rendered.  The Company valued these services at $2,000,000, which was charged as an expense to current operations.

Mr. Zachos and a shareholder have periodically made loans to the Company to fund its operations.  The advances are non-interest bearing, and are due on demand.  Loan balances at December 31, 2010 and 2009 were $228,983 and $171,086, respectively.

Note 4 – Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.”  ASC Topic 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 2010 and 2009, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $2,091,900 and $228,600, respectively, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2010 and 2009.  The significant component of the deferred tax asset at December 31, 2010 and 2009 was the net operating loss carryforward (approximately $2.1 million and $229,000 at December 31, 2010 and 2009, respectively) for which a valuation allowance equal to the balance has been recorded. At December 31, 2010, the Company had a net operating loss carryforward for U.S. federal tax purposes of approximately $6.2 million, which expires from 2027 to 2030.

Management has evaluated the Company’s material tax positions and determined there were no material uncertain tax positions that require adjustment to the financial statements.  The Company does not currently anticipate significant changes in its uncertain tax positions over the next 12 months.  Generally, the Company remains subject to income tax examination by tax authorities for tax years 2007 and thereafter.

Note 5 – Stockholders’ Equity (Deficit)

Common Stock

The Company has issued shares of common stock in the following transactions since inception.  Unless otherwise noted, all such issuances were to non-affiliates and were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) or Regulation S of the Securities and Exchange Commission.  No underwriters were used in the above-referenced transactions, and no commissions were paid.

In December 2007, the Company issued 66,000,000 shares to Pantelis Zachos, a director and its Chief Executive Officer, for services rendered.

From June through October 2008, the Company issued an aggregated of 33,000,000 shares to 25 investors for cash, pursuant to Regulation D, Rule 504(b)(ii), registered in the State of Illinois as a Small Corporate Offering.

In January 2009, the Company issued to an investor 66,000 shares and an option to purchase an additional 20,000 shares at $1.50 per share. The options expire in January 2012.

In February 2009, the Company issued to several investors an aggregate of 105,600 shares for cash.

In February 2009, the Company issued 82,500 shares to a consultant for services.

On or about April 25, 2009, the Company issued 5,502 shares to an investor for cash.

In May 2009, the Company issued to three investors an aggregate of 486,522 shares for cash.  In addition, one of these investors received an option to purchase an additional 50,000 shares for $5.00 per share. The option has no expiration date.

In May 2009, Pantelis Zachos, a director and its Chief Executive Officer, surrendered for no consideration 59,400,000 shares for retirement.

In July 2009, the Company issued to a consultant 1,650,000 shares for services rendered.

In May 2010, the Company issued to five consultants a total of 40,000,000 shares for services to be rendered.

In May 2010, the Company issued to Pantelis Zachos, a director and its Chief Executive Officer, 20,000,000 shares for services rendered.

In June 2010, the Company issued to a consultant 15,000 shares for services rendered.

In June 2010, the Company issued 7,000 shares to an investor for cash in the amount of $5,990.

In October 2010, the Company issued 22,000 shares to an investor for cash in the amount of $25,000.

In October 2010, the Company issued 50,000 shares to a consultant for services rendered.

In November 2010, the Company issued 4,000 shares to an investor for cash in the amount of $5,000.

Note 6 – Commitments and Contingencies

The Company rented office space from its former legal counsel during 2010 and 2011 on a month-to-month basis. Total expense in 2010 and 2009 was approximately $2,000 and $15,000, respectively.

The Company is unaware of any legal claims against it.

F-10                                                                                                 23

Note 7 – Restatement of Quarterly Filings (Unaudited)

Based on the rescission of the acquisition of Rosszoloto (for which the operations were included in the period ended September 30, 2010), the erroneous capitalization of the shares issued to acquire GS Wyoming and the expensing of deferred consulting fees previously capitalized in the quarter ended June 30, 2010, the following is a summary of the quarters as restated:

	Year to Date
Category	March 31	June 30	September 30
Total Assets, as previously reported	$ 100,670	$ 3,991,294	$10,464,000
Total Assets, as restated	$ -	$ 277	$ 758

Total Revenues, as previously reported	$ -	$ -	$17,252,000
Total Revenues, as restated	$ -	$ -	$ -

Net Income (Loss), as previously reported	$ (19,311)	$(2,136,126)	$ 1,225,000
Net Loss, as restated	$ (19,311)	$(6,026,473)	$ 6,076,508)

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 25, 2011, Gruber & Co., LLC (“Gruber”), which audited our financial statements for fiscal years 2008 and 2009, informed us that it would not stand for re-election.  On February 25, 2011, we engaged George Stewart, CPA, 316 17th Avenue South, Seattle, Washington 98144 as our new independent accountant.

Gruber’s report on our financial statements for fiscal years 2008 and 2009 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except for a standard going concern qualification.  The engagement of George Stewart, CPA, was approved by our Board of Directors.  During the two most recent fiscal years and the subsequent interim period through February 25, 2011, there were no disagreements with Gruber on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Gruber, would have caused it to make reference to the subject matter of the disagreement in its report.

Item 9A.

CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of December 31, 2010.  In designing and evaluating our disclosure controls and procedures, we recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, our management was required to apply its reasonable judgment.  Furthermore, our management considered certain matters deemed by our independent auditors to constitute a material weakness in our internal control over financial reporting described below.  Based upon the required evaluation, the Chief Executive Officer/Chief Financial Officer concluded that as of December 31, 2010, our system of controls and procedures is not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, pursuant to Rule 13a-15(c) of the Securities Exchange Act.  This system is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

A company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management uses the framework in Internal Control–Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission, for evaluating the effectiveness of our internal control over financial reporting.  The COSO framework summarizes each of the components of a company’s internal control system, including the: (i) control environment, (ii) risk assessment, (iii) information and communication, and (iv) monitoring (collectively, the “entity-level controls”), as well as a company’s control activities (“process-level controls”).

In fiscal year 2010, management completed its evaluation of the design of our internal control over financial reporting. Based on this evaluation and testing, management concluded that there were material weaknesses throughout the Company’s accounting and reporting system, as described more fully below.  Due to these material weaknesses, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010.

A "material weakness" is defined as a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  A “significant deficiency” is defined as a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial information reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

In the course of management’s assessment, we have identified the following material weaknesses in internal control over financial reporting:

●

The Company has no employees that possess the requisite accounting and SEC reporting knowledge to ensure our financial statements are properly reported in accordance with accounting principles generally accepted in the U.S.  The Company has relied on an outside accounting firm to draft all financial statements and coordinate with its independent auditor to file its regulatory reports.  Management does not possess the skills to ensure these reports are properly reported in accordance with SEC Rules and Regulations and with accounting principles generally accepted in the U.S.  Accordingly, our financial statements could be materially misstated due to fraud or errors in accounting.

●

There is inadequate oversight by management and the Board of Directors over daily operations.  Accordingly, our financial statements could be materially misstated due to fraud or errors in accounting.

●

There is inadequate segregation of duties in our daily operations.  We did not maintain proper segregation of incompatible duties.  This consisted of the lack of an audit committee, an understaffed financial and accounting staff, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.  The effect of the lack of segregation of duties potentially affects multiple processes and procedures.  Accordingly, our financial statements could be materially misstated due to fraud or errors in accounting.

Planned Remediation of Fiscal 2010 Material Weakness

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses, but additional effort is needed to fully remedy these deficiencies.  We have engaged a firm to conduct a search for a qualified chief financial officer to address the identified weaknesses and begin the process of improving our internal controls over financial accounting and reporting, and expect to hire a qualified chief financial officer when we acquire mining rights with respect to one or more properties.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2010, we did not make any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.

OTHER INFORMATION

On May 13, 2011, our subsidiary GS Wyoming entered into a Rescission Agreement (the “Rescission Agreement”) with Rosszoloto and Araik Khachatryan.  Pursuant to the Rescission Agreement, the parties rescinded and cancelled that certain Exchange Agreement (the “Exchange Agreement”), dated as of February 9, 2009, pursuant to which GS Wyoming had acquired Rosszoloto.

Under the Rescission Agreement, the parties rescinded the exchange and declared the Exchange Agreement and all transactions arising therefrom to be null and void ab initio, and further agreed to take all actions to place each party in his, her or its respective position as if no party had entered into the Exchange Agreement.  As a result of the rescission, Araik Khachatryan and Zurab Chavchavadze tendered back to us for retirement the 51,499,998 shares of our common stock they had acquired in connection with these transactions.

Mr. Khachatryan is the Chief Operating Officer and a director of the Company, and prior to entering into the Rescission Agreement, was the owner of 49,500,000 shares of our common stock.  Mr. Chavchavadze is one of our directors, and prior to entering into the Rescission Agreement, was the owner of 1,999,998 shares of our common stock.

We rescinded the acquisition of Rosszoloto for the following reason.  At the date of the GS Wyoming Acquisition, GS Wyoming’s sole asset was an agreement to acquire Rosszoloto from Mr. Khachatryan.  Rosszoloto is engaged in the business of operating gold mines in the Amur Region of Russia.

The parties to the transaction understood that as a reporting company under the United States Securities Exchange Act of 1934, as amended, we would be required to file quarterly and annual financial statements on a consolidated basis (including Rosszoloto), prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), and to have an audit of such annual financial statements.

In that regard, we have been engaged in a costly and time consuming attempt to convert Rosszoloto’s financial information from the format in which it has been historically maintained under Russian accounting conventions into GAAP-compliant financial records and statements.  Our board of directors determined that the effort to convert Rosszoloto’s financial information into GAAP-compliant format was wasting our resources and impeding the efforts of its management to fully explore and develop Rosszoloto’s mining properties in Russia.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages (as of May 16, 2011) of our directors and executive officers.

Name	Age	Position

Pantelis Zachos	60	Chief Executive Officer, Chief Financial Officer, Secretary, Director
Araik Khachatryan	39	Chief Operating Officer and Director
Zurab Chavchavadze	63	Director
Novichkov Oleg Pertovich	47	Vice President of Russian Operations

Pantelis Zachos.  Mr. Zachos, a resident of Greece, has been our Chief Executive Officer, Chief Financial Officer and a Director since inception in 2007.  From 2000 to 2009, he acted as a financial advisor and consultant, advising on investments and coordinating the financing and supervising the development and operations of projects that have focused on commercializing the use of natural resources, namely renewable forms of energy such as solar and wind and drinking water.  Mr. Zachos received a B.A. in International Relations and Economics from California State University at Long Beach in 1975.

Araik Khachatryan.  Mr. Khachatryan has been our Chief Operating Officer and a Director since May 2009.  He was the founder of Rosszoloto in 2007, and has been the Managing Director of that company since its inception. Mr. Khachatryan has been involved in mining in Russia since 1999, when he founded Zolotoe Runo Co., Ltd., a company engaged in the mining of placer gold in the Zeiskiy district of the Amur Region.  In 2007, Mr. Khachatryan founded the gold mining companies of Sigulen Co., Ltd. and Yukos Co., Ltd.  He merged these companies into Rosszoloto in 2008.  Mr. Khachatryan graduated from Moscow University in 1995, and is a qualified mining engineer.

Zurab Chavchavadze.  Mr. Chavchavadze has been a Director since May 2009.  He served as head of Votum in 2000, a consulting company that assists small and medium businesses in development.  Since 2005, he has been an official representative to the Russian Crown, and has participated in the Russian Nobel movement and serves on its High Monarchy Council.  He is currently a member of the Central Federal Region of the Russian Federation, and Counsel to the Representative of the President of the Russian Federation.  He is a graduate of Western European Language and Culture, 1969, Tiblisi University.

Novichkov Oleg Pertovich.  Mr. Pertovich has been our Vice President of Russian Operations since April 2011.  He has had significant involvement in, and familiarity with, the Amur Region of Russia.  From 2005 to the present, Mr. Pertovich has served as the head of the Amur Region’s Natural Resource Development Office, which is responsible for the enforcement of laws governing mining licenses in the Amur Region.  From 1998 until 2005, Mr. Pertovich was a Director of Prom Story Mantaje.  From 1995 until 1998, he was Vice President of OAO Concern.  From 1992 until 1995, Mr. Pertovich was a Director of the Internal Economic Office of the Amur Region.

Compliance with Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and 10% shareholders to file reports with the Securities and Exchange Commission on changes in their beneficial ownership of common stock and to provide us with copies of the reports.  Based solely on our review of Forms 3 and 4 furnished to us during 2010 and Form 5s furnished to us with respect to 2010, we are not aware of any director, officer or greater than 10% stockholder that failed to timely file any of these reports, except Pantelis Zachos failed to file a Form 4 relating to his acquisition of 20,000,000 shares of common stock in May 2010.

Code of Ethics

We have a Code of Ethics that applies to our executive officers.  A copy of the Code of Ethics is filed as an Exhibit to this Report.

Nominations of Directors

There are no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

Our Board of Directors does not have an Audit Committee.  We are not a listed issuer, as defined Section 10A of the Securities Exchange Act of 1934, as amended, and thus we are not required to have an Audit Committee.  The Company does not have an audit committee financial expert.

Item 11.

EXECUTIVE COMPENSATION

Compensation of Executive Officers; Compensation Discussion and Analysis

We have not paid cash compensation to our executive officers, and have no present intention to do so until such time as we generate revenues.

We do not have any equity compensation plans.  However, we may from time to time provide compensation to our executive officers in the form of equity.  We have issued equity to an executive officer on one occasion, when we issued 20,000,000 shares of common stock to Pantelis Zachos, our Chief Executive Officer and Chief Financial Officer, in May 2010.  The Board approved this issuance based on the significant time commitment and effort made by Mr. Zachos since he became Chief Executive Officer and Chief Financial Officer in 2009.

We have not provided any compensatory benefits to our executive officers, such as automobile allowance, medical insurance or pension plan.  We have no employment contracts with any of our executive officers.

Compensation Tables

The following table provides information as to the compensation paid to our Chief Executive Officer and Chief Financial Officer for the years indicated.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Stock Awards	Total

Pantelis Zachos	2010	$ 0	$2,000,000(1)	$2,000,000
Chief Executive Officer	2009	$ 0	$ 0	$ 0
and Chief Financial Officer	2008	$ 0	$ 0	$ 0

____________________________________________

(1)

Amount is grant date fair market value in accordance with FASB ACS Topic 718.  See Note 1 of Notes to Consolidated Financial Statements.

The following table provides information as to the plan-based awards to our Chief Executive Officer and Chief Financial Officer for the years indicated.

GRANTS OF PLAN-BASED AWARDS

Name and principal position	Grant Date	All Other Stock Awards: Number of Shares
Pantelis Zachos	May 29, 2010	20,000,000
Chief Executive Officer
and Chief Financial Officer

Compensation Committee

We do not have a Compensation Committee because we have a small number of directors and we do not pay compensation to our executive officers other than an occasional grant of stock.

Compensation of Directors

Our directors received no compensation for services rendered in 2010.  As of the date of this Report, we do not pay directors’ fees.

Item 12.    SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

                 RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth information furnished to us with respect to the beneficial ownership of our common stock by (i) each executive officer and director, and by all directors and executive officers as a group, and (ii) each beneficial owner of more than 5% of our outstanding common stock, in each case as of May 16, 2011.  Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

****

Name	Number of Shares of Common Stock Beneficially Owned	Percent of Class

Pantelis Zachos	26,600,000	17.5%
Araik Khachatryan	0	--
Zurab Chavchavadze	0	--

All directors and executive officers as a group (3 persons)	26,600,000	17.5%
Aikaterini Zernou Zefeirou 35 Voula, Athens, 16673, Greece	38,450,000	25.4%
Agata Gotova 51 Chemin du Tenao, Beausoleil, France	24,420,000	16.1%
ELS Investments 6123 57th Court Vero Beach, Florida	13,000,000	8.6%

Equity Compensation Plans

We have no equity compensation plans.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

                      INDEPENDENCE

Related Party Transactions

On May 13, 2011, we rescinded the acquisition of Rosszoloto and entered into a rescission agreement with the former shareholders of GS Wyoming rescinding our acquisition of GS Wyoming in May 2009.  Two of those shareholders are Zurab Chavchavadze, a director, and Araik Khachatryan, a director and our Chief Operating Officer.  Under the rescission agreement, we returned to those shareholders all of their shares of GS Wyoming they had transferred to us and received back the 100,669,998 shares of our common stock that we issued to them to acquire their GS Wyoming shares.

We have received advances from time to time from Pantelis Zachos, our Chief Executive Officer and one of our directors, to pay operating costs.  These advances are non-interest bearing and are due on demand.  At May 13, 2011, these advances totaled $279,000, which is the largest amount outstanding at any time since January 1, 2010.  We have not repaid any advances from Mr. Zachos.

Director Independence

Zurab Chavchavadze is “independent” under the listing standards for Nasdaq.

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Gruber & Co., LLC, (“Gruber”) audited our financial statements for fiscal year 2009, and George Stewart, CPA (“Stewart”) audited our financial statements for fiscal year 2010.

Aggregate fees billed to us by Gruber and Stewart for professional services rendered with respect to fiscal years 2009 and 2010 were as follows:

	Gruber		Stewart
	2009	2010	2010
Audit Fees	$3,500	$3,500	$33,500
Audit-Related Fees	--	--	--
Tax Fees	--	--	--
All Other Fees	$32,500	--	--
Total	$36,000	$3,500	$33,500

In the above table, in accordance with the Securities and Exchange Commission’s definitions and rules, “audit fees” are fees we paid for professional services for the audit of our consolidated financial statements included in our Form 10-K and the review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.  In fiscal 2009, Gruber performed all services generating audit fees.  In fiscal 2010, Stewart performed our audit and Gruber reviewed our Form 10-Qs.

The policy of our Board of Directors is that it must approve in advance all services (audit and non-audit) to be rendered by our independent auditors.  The Board of Directors approved in advance the engagements of Gruber and Stewart for their services in fiscal years 2009 and 2010.

Item 15.

EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

(a)

The following financial statements are filed as part of this Report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 and from December 11, 2007 (inception) through December 31, 2010

Consolidated Statements of Stockholders’ Deficit from December 11, 2007 (inception) through December 31, 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and from December 11, 2007 (inception) through December 31, 2010

Notes to Consolidated Financial Statements

(b)

The following exhibits are filed with this Report.

See Exhibit Index

                                                                    31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2011	GOLD STANDARD MINING CORP. By: /s/ Pantelis Zachos Pantelis Zachos Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Pantelis Zachos Pantelis Zachos	Chief Executive Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	May 16, 2011
/s/ Araik Khachatryan Araik Khachatryan	Director	May 16, 2011
____________________ Zurab Chavchavadze	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1

Share Exchange Agreement dated May 6, 2009 by and among Gold Standard Mining Corp., a Nevada corporation (f/k/a Fluid Solutions, Inc.), Gold Standard Mining Corp, a Wyoming corporation (GS Wyoming) and GS Wyoming’s shareholders.  Incorporated by reference to Exhibit 99.1 to Form 8-K filed May 8, 2009.

2.2	Share Exchange Agreement dated February 9, 2009 by and among Gold Standard Mining Corp., a Wyoming corporation, Rosszoloto Co. Ltd. and Araik Khachatryan.

3.1	Articles of Incorporation, as amended.

3.2	Bylaws. Incorporated by reference to Exhibit 34 to Form 10 filed September 22, 2008.

4.1	Specimen Stock Certificate for Common Stock. Incorporated by reference to Exhibit 35 to Form 10 filed September 22, 2008.

10.1	Rescission Agreement dated May 13, 2011 by and among Gold Standard Mining Corp, a Wyoming corporation, Rosszoloto Co. Ltd. and Araik Khachatryan.

14.1	Code of Ethics. Incorporated by reference to Exhibit 99.2 to Form 8-K filed August 26, 2009.

21.1	Subsidiaries of Registrant

31.1	Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. § 1350