Form 10-Q
period 2011-03-31
GOLD STANDARD MINING CORP.
filed 2011-05-23
CIK 1444403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                       to

Commission File Number 000-53434

GOLD STANDARD MINING CORP.

(Name of small business issuer specified in its charter)

Nevada	80-0250289
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

28030 Dorothy Drive Suite 307 Agoura Hills, CA 91301 (Address of principal executive offices)

(323) 782-8802

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 151,627,522 shares outstanding as of May 20, 2011.

OLD STANDARD MINING CORP.

INDEX TO FORM 10-Q

PART I	FINANCIAL INFORMATION	Page

Item 1	Financial Statements
		4
	Consolidated Balance Sheets

	Consolidated Statements of Operations

	Consolidated Statements of Cash Flows

	Notes to Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4	Controls and Procedures	10

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	11

Item 1A	Risk Factors	11

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3	Defaults upon Senior Securities	11

Item 4	Removed and Reserved	11

Item 5	Other Information	11

Item 6	Exhibits	11

References in this Report to the “Company,” “we,” “us” or “our” refer to Gold Standard Mining Corp., a Nevada corporation (“Gold Standard Mining”), and its consolidated subsidiary Gold Standard Mining Corp., a Wyoming corporation (“GS Wyoming”).

PART I.

FINANCIAL INFORMATION

GOLD STANDARD MINING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31,	December 31,
	2011	2010
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,651	$1,000
Total current assets	1,651	1,000

Total assets	$1,651	$1,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Loans from shareholders	$258,023	$228,983
Total current liabilities	258,023	228,983

Stockholders' deficit:
Common stock; $0.001 par value, 500,000,000 shares authorized, 151,297,524 and 151,297,524
shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	151,298	151,298
Additional paid in capital	6,452,721	6,445,821
Deficit accumulated during development stage	(6,860,391)	(6,825,102)
Total stockholders' deficit	(256,372)	(227,983)

Total liabilities and stockholders' deficit	$1,651	$1,000

The accompanying notes are an integral part of these financial statements.

GOLD STANDARD MINING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			From December 11, 2007
			(date of inception)
	Three Months Ended March 31,		Through
	2011	2010	March 31, 2011

REVENUE, net	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative expenses	35,289	19,311	6,860,391
			-
Total operating expenses	35,289	19,311	6,860,391

Net loss from operations	(35,289)	(19,311)	(6,860,391)

Income taxes	-	-	-

Net loss	(35,289)	(19,311)	(6,860,391)

Net loss per share (basic)	$(0.00)	$(0.00)	$(0.07)
Weighted average number of shares outstanding, basic	151,297,524	91,199,524	102,388,429

The accompanying notes are an integral part of these financial statements.

GOLD STANDARD MINING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM DECEMBER 11, 2007 (DATE OF INCEPTION) THROUGH MARCH 31, 2011
(unaudited)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit
Balance, December 11, 2007 (date of inception)	-	$-	$-	$-	$-

Issuance of shares on December 31, 2007 for services rendered	66,000,000	20,000	-	-	20,000
Net loss	-	-	-	(20,000)	(20,000)

Balance, December 31, 2007	66,000,000	20,000	-	(20,000)	-

Issuance of shares for cash	33,000,000	10,000	-	-	10,000
Net loss	-	-	-	(49,077)	(49,077)

Balance, December 31, 2008	99,000,000	30,000	-	(69,077)	(39,077)

Issuance of shares for cash	697,024	697	483,607	-	484,304
Issuance of shares for GS Wyoming	49,170,000	49,170	(49,170)	-	-
Shares of stock retired	(59,400,000)	9,600	(27,600)	-	(18,000)
Issuance of shares for services	1,732,500	1,733	9,092	-	10,825
Net loss		-	-	(603,484)	(603,484)

Balance, December 31, 2009	91,199,524	$91,200	$415,929	$(672,561)	$(165,432)

Issuance of shares for cash	33,000	33	35,957	-	35,990
Issuance of shares for services	60,065,000	60,065	5,993,935	-	6,054,000
Net loss	-	-	-	(6,152,541)	(6,152,541)

Balance, December 31, 2010	151,297,524	151,298	6,445,821	(6,825,102)	(227,983)

Contribution of rent	-	-	6,900	-	6,900
Net loss	-	-	-	(35,289)	(35,289)

Balance, March 31, 2011	151,297,524	$151,298	$6,452,721	$(6,860,391)	$(256,372)

The accompanying notes are an integral part of these financial statements.

	GOLD STANDARD MINING CORP.
	(AN DEVELOPMENT STAGE COMPANY)
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(unaudited)
			From December 11, 2007
			(date of inception)
	Three Months Ended March 31,		Through
	2011	2010	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,289)	$(19,311)	$(6,860,391)
Contribution of rent	6,900	-	6,900
Common stock issued in exchange for services	-	-	6,084,825
Net cash used in operating activities	(28,389)	(19,311)	(768,666)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in checks in excess of bank balance	-	87	-
Advances from shareholder	29,040	13,570	258,023
Proceeds from the sales of common stock	-	-	530,294
Payments on retirement of common stock	-	-	(18,000)
Net cash provided by financing activities	29,040	13,657	770,317

Net increase (decrease) in cash and cash equivalents	651	(5,654)	1,651

Cash and cash equivalents, beginning of the period	1,000	5,654	-
Cash and cash equivalents, end of the period	$1,651	$-	$1,651

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	-	$-
Cash paid during the period for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Gold Standard Mining Corp.

A Development Stage Company

Notes to Condensed Consolidated Financial Statements

Note 1 – Organization and Basis of Presentation

Organization and Business

Gold Standard Mining Corp. was incorporated in Nevada on December 11, 2007. The plan of operations is to acquire at mining rights, including primarily gold mining rights, for a number of properties, to explore such properties for ore reserves, and to develop those properties where such development would appear to be commercially viable. These properties may be anywhere in the world, but at least initially the plan is to focus our efforts in Russia and the former Soviet states due to the potential for high yields. The Company will seek to acquire rights primarily in properties where there is no or low upfront cash payment required, but will instead provide the property owner a royalty or other interest in the revenues from the sale of ores mined from the property.

Basis of Presentation and Going Concern

These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2010. The operating results for the period ended March 31, 2011 are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 31, 2011 or for future periods.

The accompanying condensed consolidated financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company is in the development stage and has had no revenues since inception.  Since inception, it has incurred significant losses to date, and as of March 31, 2011, has an accumulated deficit of approximately $6,860,000.  The Company’s ability to continue its operations is uncertain and is dependent upon its ability to implement a business plan sufficient to generate a positive cash flow and/or raise capital to fund its operations.  These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations in the normal course of business.

Note 2 – Condensed Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of Gold Standard Mining Corp. and its wholly owned subsidiary, GS Wyoming.  All significant inter-company balances and transactions have been eliminated in consolidation.

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

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2011, there were outstanding options to purchase 50,000 shares of common stock at $5.00 per share and options to purchase 20,000 shares of common stock at $1.50 per share.  These shares are not included in the computation of diluted income (loss) per share as the effect would be anti-dilutive.

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-13, Compensation—Stock Compensation Topic 718, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  This adoption of this pronouncement did not have a material impact on its consolidated financial statements.

There were no other recent pronouncements that would have an impact on the Company’s consolidated financial statements.

Note 3 – Related Party Transactions

Mr. Zachos has periodically made loans to the Company to fund its operations.  These advances are non-interest bearing, and are due on demand.  Loan balances at March 31, 2011 and December 31, 2010 were $258,023 and $228,983, respectively.

Note 4 – Commitments and Contingencies

Beginning in 2011, the Company’s executive offices are provided by a shareholder on a month-to-month basis at no cost. The estimated value of this space is recorded as contributed capital at $2,300 per month. Total rent expense for the quarters ended March 31, 2011 and 2010 amounted to $6,900 and $500, respectively.

The Company is unaware of any legal claims against it.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis, which should be read in connection with our financial statements and accompanying footnotes, contains forward-looking statements that involve risks and uncertainties.  Important factors that could cause actual results to differ materially from our expectations are set forth in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Future Operating Results and Risks of Investing in our Common Stock” in our Form 10-K for the year ended December 31, 2010 as well as those discussed elsewhere in this Form 10-Q.  Those forward-looking statements may relate to, among other things, our plans and strategies.

Overview

We are a shell company with no active business.  Our plan of operations is to acquire mining rights, including primarily gold mining rights, for a number of properties, to explore such properties for ore reserves, and to develop those properties where such development would appear to be commercially viable.

Results of Operations

We have had no revenues since inception.

We incurred operating expenses of $35,289 in the quarter ended March 31, 2011 and compared to $19,311 in the quarter ended March 31, 2010.  Operating expenses primarily relate to accounting and legal expenses associated with our reporting responsibilities under the Securities Exchange Act of 1934.

As a result, we incurred net losses of $35,289 and $19,311 in the first quarter of 2011 and 2010, respectively.

Financial Condition, Liquidity and Capital Resources

We have funded our operations principally through the issuance of stock for services, the issuance of stock for cash, and advances from Pantelis Zachos, an executive officer, director and a principal shareholder.  In the first quarter of 2011, we funded our operating expenses with $29,040 of advances from Mr. Zachos.  These advances are non-interest bearing and due on demand.

We will have minimal operating expenses pending the time we commence exploration and development activities on specific mining properties.  These expenses will be principally legal, accounting and audit expenses in connection with our reporting obligations under the Securities Exchange Act of 1934.  We anticipate funding these expenses through stock sales in private transactions or additional shareholder loans.  We do not have a commitment from anyone to provide funds for our operating expenses.  If we do not obtain funds for these expenses, we will have to cease operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Because we have no operations, we are not currently subject to market risk.

Item 4.

Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide reasonable assurance only of achieving the desired control objectives, and management necessarily is required to apply its judgment in weighing the costs and benefits of possible new or different controls and procedures.  Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud within the company have been detected.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (the same person has both titles), evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of that date.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Nothing to report.

Item 1A.

Risk Factors

The information set forth under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Future Operating Results and Risks of Investing in our Common Stock” in our Form 10-K for the year ended December 31, 2010 is hereby incorporated herein by this reference.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3.

Defaults upon Senior Securities

Nothing to report.

Item 4.

(Removed and Reserved)

Item 5.

Other Information

Nothing to report.

Item 6.

Exhibits

See Exhibit Index attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2011	GOLD STANDARD MINING CORP. By: /s/ Pantelis Zachos Pantelis Zachos Chief Executive Officer Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. § 1350