Form 10-K/A
period 2009-12-31
GOLD STANDARD MINING CORP.
filed 2011-07-14
CIK 1444403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Common stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.        ___ Yes      X        No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ___ Yes       X       No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐		Accelerated Filer ☐
Non-accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes   ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $0.

The number of shares outstanding of each of the registrant’s classes of common stock, as of December 31, 2009, was 91,199,524 shares.

EXPLANATORY NOTE:

This Form 10-K/A is filed for the purpose of filing restated financial statements for the years ended December 31, 2008 and 2009 (Item 8), amending Items 7 and 9 and filing corrected certifications as Exhibits 31.1 and 32.1.

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

On May 6, 2009, we acquired all of the outstanding capital stock of Gold Standard Mining Corp., a Wyoming corporation (“GS Wyoming”), in exchange for 100,669,998 shares of our common stock pursuant to an Exchange Agreement dated May 6, 2009 with that corporation and its shareholders.  Concurrently with the acquisition, Pantelis Zachos, our Chief Executive Officer and a director, tendered 59,400,000 shares of common stock back to us for retirement.

As of the date that we acquired GS Wyoming, GS Wyoming’s principal asset was an Exchange Agreement, dated February 9, 2009, pursuant to which GS Wyoming had agreed to acquire Rosszoloto Co. Ltd., a limited liability company organized under the laws of Russia (“Rosszoloto”), in a stock exchange.  Rosszoloto is engaged in the business of gold mining in the Amur Region of Russia near the border between Russia and China.  Although we completed the acquisition of Rosszoloto in June 2010, on May 13, 2011, we rescinded the Exchange Agreement relating to Rosszoloto and treated the transaction as null and void.  As part of the rescission, Araik Khachatryan and Zurab Chavchavadze, two of our directors and former shareholders of GS Wyoming, tendered back to us for retirement the 51,499,998 shares they had received in connection with our acquisition of GS Wyoming and Rosszoloto.

We did not have any revenues in fiscal year 2009, and accordingly we incurred a net loss of $603,000 in fiscal year 2009 in the amount of our operating expenses for the year.

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

Results of Operations—Fiscal Year 2009 Compared to Fiscal Year 2008

We have had no revenues since inception.

Our operating expenses totaled $603,000 in fiscal year 2009 compared to $49,000 in fiscal year 2009.  The increase relates primarily to $117,000 of legal and accounting expenses and $356,000 of consulting expenses in connection with our acquisition of GS Wyoming and the proposed acquisition of Rosszoloto.  Our other operating expenses primarily relate to accounting and legal expenses associated with our reporting responsibilities under the Securities Exchange Act of 1934.

Financial Condition, Liquidity and Capital Resources

We have funded our operations principally through the issuance of stock for services, the issuance of stock for cash, and advances from shareholders.  In fiscal year 2009, we issued 697,024 shares of common stock for $484,000.  In addition we received advances from Pantelis Zachos, our Chief Executive Officer, a director and a principal shareholder, in the amount of $132,000, resulting in total outstanding advances from him of $171,000 at December 31, 2009.  These advances are non-interest bearing and due on demand.

We expect to have minimal cash needs for operating expenses pending the time we commence exploration and development activities on specific properties.  These expenses will be principally legal, accounting and audit expenses in connection with our reporting obligations under the Securities Exchange Act of 1934.  We anticipate funding these expenses through stock sales in private transactions or additional shareholder loans.  We do not have a commitment from anyone to provide funds for our operating expenses.  If we do not obtain funds for these expenses, we will have to cease operations.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Gold Standard Mining Corp.

We have audited the accompanying consolidated balance sheets of Gold Standard Mining Corp. (a Exploration stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ending December 31, 2009 and 2008, and for the period from December 11, 2007 (inception) to December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over its financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Standard Mining Corp. as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years ended December 31, 2009 and 2008 and the period from December 11, 2007 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1 to the financial statements, the Company has not generated any revenue during the period December 11, 2007 (inception) through December 31, 2009 and has funded its operations primarily through the issuance of equity.  This matter raises substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows through the issuance of additional debt or equity financing to meet its obligations and sustain its operations.  Management’s plans regarding those matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 1 and 7 to the financial statements, the Company restated its financial statements for the years ended December 31, 2009 and 2008.

/s/Gruber & Company, LLC

    Gruber & Company, LLC

    Lake St. Louis, Missouri

    April 12, 2010, except as to Note 7 for which

    the date is May 12, 2011

4                                                                                             F-1

GOLD STANDARD MINING CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS	(as restated)	(as restated)
Current assets:
Cash and cash equivalents	$5,654	$-
Total current assets	5,654	-

Total assets	$5,654	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Loans from shareholders	$171,086	$39,077
Total current liabilities	171,086	39,077

Stockholders' deficit:
Common stock; $0.001 par value, 500,000,000 shares authorized, 91,199,524 and
99,000,000 shares issued and outstanding as of December 31, 2009 and 2008, respectively	91,200	99,000
Additional paid in capital	415,929	(69,000)
Deficit accumulated during development stage	(672,561)	(69,077)
Total stockholders' deficit	(165,432)	(39,077)

Total liabilities and stockholders' deficit	$5,654	$-

The accompanying notes are an integral part of these financial statements.

5                                                                                                                          F-2

GOLD STANDARD MINING CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From December 11, 2007
			(date of inception)
	Year Ended December 31,		Through
	2009	2008	December 31, 2009
	(as restated)	(as restated)	(as restated)

REVENUE, net	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative expenses	603,484	49,077	672,561

Total operating expenses	603,484	49,077	672,561

Net loss from operations	(603,484)	(49,077)	(672,561)

Income taxes	-	-	-

Net loss	(603,484)	(49,077)	(672,561)

Net loss per share (basic)	$(0.01)	$(0.00)	$(0.01)
Weighted average number of shares outstanding, basic	93,892,291	82,500,000	88,053,993

The accompanying notes are an integral part of these financial statements.

6                                                                                                                        F-3

GOLD STANDARD MINING CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM DECEMBER 11, 2007 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2009

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit
Balance, December 11, 2007 (date of inception)	-	$-	$-	$-	$-
Issuance of shares on December 31, 2007 for services rendered	66,000,000	66,000	(46,000)	-	20,000
Net loss	-	-	-	(20,000)	(20,000)
Balance, December 31, 2007 (as restated)	66,000,000	66,000	(46,000)	(20,000)	-
Issuance of shares for cash	33,000,000	33,000	(23,000)	-	10,000
Net loss	-	-	-	(49,077)	(49,077)

Balance, December 31, 2008 (as restated)	99,000,000	99,000	(69,000)	(69,077)	(39,077)

Issuance of shares for cash	697,024	697	483,607	-	484,304
Issuance of shares for GS Wyoming	49,170,000	49,170	(49,170)		-
Shares of stock retired	(59,400,000)	(59,400)	41,400	-	(18,000)
Issuance of shares for services	1,732,500	1,733	9,092	-	10,825
Net loss	-	-	-	(603,484)	(603,484)

Balance, December 31, 2009 (as restated)	91,199,524	$91,200	$415,929	$(672,561)	$(165,432)

The accompanying notes are an integral part of these financial statements.

7 F-4

GOLD STANDARD MINING CORP. (AN EXPLORATION STAGE COMPANY) CONSOLIDATED STATEMENTS OF CASH FLOWS

			From December 11, 2007
			(date of inception)
		Year Ended December 31,	Through
	2009	2008	December 31, 2009
	(as restated)	(as restated)	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(603,484)	$(49,077)	$(672,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued in exchange for services	10,825	-	30,825
Net cash used in operating activities	(592,659)	(49,077)	(641,736)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	132,009	39,077	171,086
Proceeds from the sales of common stock	484,304	10,000	494,304
Payments on retirement of common stock	(18,000)	-	(18,000)
Net cash provided by financing activities	598,313	49,077	647,390
Net increase (decrease) in cash and cash equivalents	5,654	-	5,654

Cash and cash equivalents, beginning of the period	-	-	-
Cash and cash equivalents, end of the period	$5,654	$-	$5,654

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	-	$-
Cash paid during the period for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements. 8 F-5

Gold Standard Mining Corp.

Notes to Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

Organization and Lines of Business

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

Basis of Presentation and Going Concern

The Company is in the development stage and has had no revenues since inception.  Since inception, it has incurred significant losses to date, and as of December 31, 2009, has an accumulated deficit of $673,000.  The Company’s ability to continue its operations is uncertain and is dependent upon its ability to implement a business plan sufficient to generate a positive cash flow and/or raise capital to fund its operations.  These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations in the normal course of business.  The Company will rely on advances from its Chief Executive Officer and proceeds from sales of equity securities to fund its operations until a business plan can be implemented.

Principles of Consolidation

The financial statements include the consolidated financial statements of the Company and its wholly owned subsidiary, GS Wyoming, for the year ended December 31, 2009.  All significant inter-company balances and transactions have been eliminated in consolidation.  The financial statements for the year ended December 31, 2008 present only the operations of the Company as the Company had no subsidiaries in such year.

Restatement

The Company has restated its financial statements for the years ended December 31, 2009 and 2008.  The primary change was to adjustments discovered during 2010 audit (See Note 7).

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

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2009 there were outstanding options to purchase 20,000 shares of common stock at $1.50 per share.  There were no outstanding options to purchase shares of common stock as of December 31, 2008.  These shares are not included in the computation of diluted income (loss) per share as the effect would be anti-dilutive.

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

At December 31, 2009 and 2008, management determined the Company did not have any financial instruments requiring fair value measurement.

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

Note 3 – Related Party Transactions

On December 11, 2007, the Company issued 66,000,000 shares of common stock to Pantelis Zachos, an officer/director, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for services rendered.  On May 7, 2009, in connection with the acquisition of Gold Standard Mining Corp., Mr. Zachos surrendered 59,400,000 shares of his common stock for retirement.  Mr. Zachos has periodically made loans to the Company to fund its operations.  The advances are non-interest bearing, and are due on demand.  Loan balances at December 31, 2009 and 2008 were $171,086 and $39,077, respectively.

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

At December 31, 2009 and 2008, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $228,600and $23,500, respectively, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2009 and 2008.  At December 31, 2009, the Company had a net operating loss carryforward for U.S. federal tax purposes of approximately $673,000, which expires from 2026 to 2029.

Management has evaluated the Company’s material tax positions and determined there were no material uncertain tax positions that require adjustment to the financial statements.  The Company does not currently anticipate significant changes in its uncertain tax positions over the next 12 months.  Generally, the Company remains subject to income tax examination by tax authorities for tax years 2006 and thereafter.

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

In January 2009, the Company issued to an investor 66,000 shares and an option to purchase an additional 20,000 shares at $1.50 per share.  The option expires in January 2012.

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

Note 6 – Commitments and Contingencies

The Company is unaware of any legal claims against it.

Note 7 – Restatement

The Company has restated its consolidated financial statements for the years ended December 31, 2009 and 2008.  The primary change was to adjustments discovered during 2010 audit, primarily as a result of additional borrowings made from its shareholders.  Below is a table showing the impact of the adjustments:

	December 31, 2009
	As
	Previously		As
	Filed	Adjustment	Restated
Current assets	$ 5,654	$ -	$ 5,654
Current liabilities	117,533	53,553	171,086
Stockholders' deficit	(111,879)	(53,553)	(165,432)
Operating expenses	603,483	-	603,483

	December 31, 2008
	As
	Previously		As
	Filed	Adjustment	Restated
Current assets	$ 3	$ (3)	$ -
Current liabilities	34,500	4,577	39,077
Stockholders' deficit	(34,497)	(4,580)	(39,077)
Operating expenses	44,497	4,580	49,077

Item 9A.

CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of December 31, 2009.  In designing and evaluating our disclosure controls and procedures, we recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, our management was required to apply its reasonable judgment.  Furthermore, our management considered certain matters deemed by our independent auditors to constitute a material weakness in our internal control over financial reporting described below.  Based upon the required evaluation, the Chief Executive Officer/Chief Financial Officer concluded that as of December 31, 2009, our system of controls and procedures is not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In fiscal year 2010, management completed its evaluation of the design of our internal control over financial reporting. Based on this evaluation and testing, management concluded that there were material weaknesses throughout the Company’s accounting and reporting system, as described more fully below.  Due to these material weaknesses, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009.

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

Planned Remediation of Fiscal 2009 Material Weakness

We identified these material weaknesses in connection our preparation our financial statements for the fiscal year ended December 31, 2010.  Our plan for remediating these weaknesses is as follows.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2009, we did not make any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 15.

EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

(a)

The following financial statements are filed as part of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 and from December 11, 2007 (inception) through December 31, 2009

Consolidated Statements of Stockholders’ Deficit from December 11, 2007 (inception) through December 31, 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and from December 11, 2007 (inception) through December 31, 2009

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

Date: July 13, 2011	GOLD STANDARD MINING CORP. By: /s/ Pantelis Zachos Pantelis Zachos Chief Executive Officer and Director