Form 10-Q/A
period 2010-09-30
GOLD STANDARD MINING CORP.
filed 2011-07-14
CIK 1444403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________.

Commission file number 000-53434

GOLD STANDARD MINING CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	80-0250289 (I.R.S. Employer Identification No.)

28030 Dorothy Drive Suite 307
Agoura Hills, CA 91301

(Address of Principal Executive Offices)

(818) 665-2098

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 151,221,524 shares outstanding as of September 30, 2010.

EXPLANATORY NOTE:

Gold Standard Mining Corp. has restated its financial statements.

This Form 10-Q/A amends and restates the Form 10-Q for the quarter ended September 30, 2010 in its entirety.

GOLD STANDARD MINING CORP.

References in this Report to the “Company,” “we,” “us” or “our” refer to Gold Standard Mining Corp., a Nevada corporation (“Gold Standard Mining”), and its consolidated subsidiary Gold Standard Mining Corp., a Wyoming corporation (“GS Wyoming”).

PART I.

FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLD STANDARD MINING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30,	December 31,
	2010	2009
ASSETS	(unaudited)	(As Restated)
	(As Restated)
Current assets:
Cash and cash equivalents	$242	$5,654
Total current assets	242	5,654

Total assets	$242	$5,654

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Loans from shareholders	$184,692	$171,086
Total current liabilities	184,692	171,086

Stockholders' deficit:
Common stock; $0.001 par value, 500,000,000 shares authorized, 151,221,524 and 91,199,524 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively
	151,222	91,200
Additional paid in capital	6,363,397	415,929
Deficit accumulated during development stage	(6,699,069)	(672,561)
Total stockholders' deficit	(184,450)	(165,432)

Total liabilities and stockholders' deficit	$242	$5,654

The accompanying notes are an integral part of these financial statements.

GOLD STANDARD MINING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
					From December 11, 2007
					(date of inception)
	Three months ended September 30,		Nine months ended September 30,		Through
	2010	2009	2010	2009	September 30, 2010
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
REVENUE, net	$-	$-	$-	$-	$-
OPERATING EXPENSES:
Selling, general and administrative expenses	50,035	201,768	6,026,508	403,537	6,699,069
					-
Total operating expenses	50,035	201,768	6,026,508	403,537	6,699,069

Net loss from operations	(50,035)	(201,768)	(6,026,508)	(403,537)	(6,699,069)

Other income and expenses
Other income (expense)	-	-	-	-

Total other income and expense	-	-	-	-	-

Income (loss) before taxes	(50,035)	(201,768)	(6,026,508)	(403,537)	(6,699,069)
Income taxes	-	-	-	-	-
Net income (loss)	(50,035)	(201,768)	(6,026,508)	(403,537)	(6,699,069)
Net loss per share (basic)	$(0.00)	$(0.00)	$(0.05)	$(0.00)	$(0.07)
Weighted average number of shares outstanding, basic	147,497,339	91,199,524	110,472,542	94,799,744	93,695,987

The accompanying notes are an integral part of these financial statements.

GOLD STANDARD MINING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit
Balance, December 11, 2007 (date of inception)	-	-	-	-	-

Issuance of shares on December 31, 2007 for services rendered	66,000,000	$66,000	$(46,000)	-	$20,000
Net loss	-	-	-	$(20,000)	(20,000)

Balance, December 31, 2007	66,000,000	66,000	(46,000)	(20,000)	-

Issuance of shares for cash	33,000,000	33,000	(23,000)	-	10,000
Net loss	-	-	-	(49,077)	(49,077)

Balance, December 31, 2008 (As Restated)	99,000,000	99,000	(69,000)	(69,077)	(69,077)

Issuance of shares for cash	697,024	697	483,607	-	484,304
Issuance of shares for GS Wyoming	49,170,000	49,170	(49,170)	-	-
Shares of stock retired	(59,400,000)	(59,400)	41,400	-	(18,000)
Issuance of shares for services	1,732,500	1,733	9,092	-	10,825
Net loss	-	-	-	(603,484)	(603,484)

Balance, December 31, 2009 (As Restated)	91,199,524	91,200	415,929	(672,561)	(165,432)

Issuance of shares for cash	7,000	7	5,983	-	5,990
Issuance of shares for services	60,015,000	60,015	5,941,485	-	6,001,500
Net loss	-	-	-	(6,026,508)	(6,026,508)

Balance, September 30, 2010 (As Restated)	151,221,524	$151,222	$6,363,397	$(6,699,069)	$(184,450)

The accompanying notes are an integral part of these financial statements. 6

GOLD STANDARD MINING CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
			From December 11, 2007
			(date of inception)
	Nine months ended September 30,		Through
	2010	2009	September 30, 2010
	(As Restated)	(As Restated)	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,026,508)	$(403,537)	$(6,699,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued in exchange for services	6,001,500	10,825	6,032,325
Depreciation, depletion and amortization	-	-	-
Accretion expense on asset retirement obligations	-	-	-
Deferred income tax (benefit)/expense	-	-	-
(Increase)/decrease in current assets:
Accounts receivable	-	-	-
Inventories	-	-	-
Increase/(decrease) in current liabilities:
Accounts and taxes payable	-	-	-
Net cash (used in)/provided by operating activities	(25,008)	(392,712)	(666,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	-	-
Net cash used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	13,606	-	184,692
Proceeds from the sales of common stock	5,990	484,304	500,294
Payments on retirement of common stock	-	-	(18,000)
Net cash provided by financing activities	19,596	484,304	666,986

Net increase (decrease) in cash and cash equivalents	(5,412)	91,592	242

Cash and cash equivalents, beginning of the period	5,654	192	-
Cash and cash equivalents, end of the period	$242	$91,784	$242

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	-	$-
Cash paid during the period for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Gold Standard Mining Corp.

A Development Stage Company

Notes to Condensed Consolidated Financial Statements

Note 1 – Organization and Basis of Presentation

Organization

Gold Standard Mining was incorporated in Nevada on December 11, 2007.  The plan of operations is to acquire mining rights, including primarily gold mining rights, for a number of properties, to explore such properties for ore reserves, and to develop those properties where such development would appear to be commercially viable.  These properties may be anywhere in the world, but at least initially the plan is to focus the Company’s efforts in Russia and the former Soviet states due to the potential for high yields.  The Company will seek to acquire rights primarily in properties where there is no or low upfront cash payment required, but will instead provide the property owner a royalty or other interest in the revenues from the sale of ores mined from the property.

Basis of Presentation and Going Concern

These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2009.  The operating results for the period ended September 30, 2010 are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 31, 2010 or for future periods.

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

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Company is in the development stage and has had no revenues since inception.  Since inception, it has incurred significant losses to date, and as of September 30, 2010, has an accumulated deficit of approximately $6,000,000.  The Company’s ability to continue its operations is uncertain and is dependent upon its ability to implement a business plan sufficient to generate a positive cash flow and/or raise capital to fund its operations.  These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations in the normal course of business.

Principles of Consolidation

The consolidated financial statements include the financial statements of Gold Standard Mining and its wholly owned subsidiary, GS Wyoming.  All significant inter-company balances and transactions have been eliminated in consolidation.

Restatement

The Company has restated its financial statements for the year ended December 31, 2009 and for the period ended September 30, 2010.  The primary change at December 31, 2009 was to reflect the rescission of the acquisition of Rosszoloto Co. Ltd., a Russian mining company (“Rosszoloto”), by GS Wyoming, that reduced non-current assets by approximately $101,000.  The previously issued financial statements for the period ended September 30, 2010 included the operations of Rosszoloto and deferred consulting fees of approximately $3,600,000.  The previously reported operations of Rosszoloto for the nine months ended September 30, 2010 consisted of net assets of approximately $7,300,000, revenues of approximately $17,300,000 and expenses of approximately $15,400,000.  The accompanying financial statements for the period ended September 30, 2010 reflect the rescission of the acquisition of Rosszoloto and the expensing of the deferred consulting fees.

At the time of its acquisition GS Wyoming had no assets, liabilities or operations; accordingly, the acquisition of it by the Company was treated as a merger with no value.

Note 2 – Summary of Significant Accounting Policies

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2010 and December 31, 2009, there were outstanding options to purchase 50,000 shares of common stock at $5.00 per share and options to purchase 20,000 shares of common stock at $1.50 per share.  These shares are not included in the computation of diluted income (loss) per share as the effect would be anti-dilutive.

Recent Accounting Pronouncements

There were no recent pronouncements that would have an impact on the Company’s consolidated financial statements.

Note 3 – Related Party Transactions

Mr. Zachos has periodically made loans to the Company to fund its operations.  These advances are non-interest bearing, and are due on demand. Loan balances at September 30, 2010 and December 31, 2009 were $184,692 and $171,086, respectively.

Note 4 – Stockholders’ Equity (Deficit)

Common Stock

Unless otherwise noted, the following described issuances of common stock were to non-affiliates and were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) or Regulation S of the Securities and Exchange Commission.  No underwriters were used in the above-referenced transactions, and no commissions were paid.

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

Note 5 – Commitments and Contingencies

The Company rented office space from its former legal counsel on a month-to-month basis. Total expense for the nine months ended September 30, 2010 and 2009 was approximately $1,500 and $11,200, respectively.

The Company is unaware of any legal claims against it.

Note 6 – Subsequent Events

In October 2010, the Company issued 22,000 shares to an investor for cash in the amount of $25,000.

In October 2010, the Company issued 50,000 shares to a consultant for services rendered.

In November 2010, the Company issued 4,000 shares to an investor for cash in the amount of $5,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis, which should be read in connection with our financial statements and accompanying footnotes, contains forward-looking statements that involve risks and uncertainties.  Important factors that could cause actual results to differ materially from our expectations are set forth in Item 1A – “Risk Factors” in our Form 10-K for the year ended December 31, 2009 as well as those discussed elsewhere in this Form 10-Q.  Those forward-looking statements may relate to, among other things, our plans and strategies.

Overview

We are a shell company with no active business.  Our plan of operations is to acquire mining rights, including primarily gold mining rights, for a number of properties, to explore such properties for ore reserves, and to develop those properties where such development would appear to be commercially viable.

Our financial statements for the periods covered by this Form 10-Q have been restated.  See Note 1 of Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Report.

Results of Operations

We have had no revenues since inception.

We incurred operating expenses of $50,035 and $6,026,508 in the three months and nine months ended September 30, 2010, compared to $201,768 and $403,537 in the three months and nine months ended September 30, 2009.  Operating expenses primarily relate to accounting and legal expenses associated with our reporting responsibilities under the Securities Exchange Act of 1934.  In the three and nine months ended September 30, 2009, operating expenses included consulting fees related to our acquisition of Rosszoloto Co. Ltd., the Russian mining company.  In addition, in the nine months ended September 30, 2010, our operating expenses included non-cash compensation expense of $6.0 million incurred in connection with the issuance of an aggregate of 60,015,000 shares of common stock to an executive officer and a number of consultants.

As a result, we incurred net losses equal to our operating expenses for these periods.

Financial Condition, Liquidity and Capital Resources

We have funded our operations principally through the issuance of stock for services, the issuance of stock for cash, and advances from Pantelis Zachos, an executive officer, director and a principal shareholder.  In the first nine months of fiscal 2010, we received $13,606 of advances from Mr. Zachos.  As of September 30, 2010, these advances totaled $184,692.  These advances are non-interest bearing and due on demand.

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

Not applicable.

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

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3.

Defaults upon Senior Securities

Nothing to report.

Item 4.

(Removed and Reserved)

Item 5.

Other Information

Nothing to report.

Item 6.

Exhibits

See Exhibit Index attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July13, 2011	GOLD STANDARD MINING CORP. By: /s/ Pantelis Zachos Pantelis Zachos Chief Executive Officer Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. § 1350