Form 10-Q
period 2011-06-30
GOLD STANDARD MINING CORP.
filed 2011-08-09
CIK 1444403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

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

____________________________________________________________________

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 151,297,524 shares outstanding as of August 8, 2011.

GOLD STANDARD MINING CORP.

References in this Report to the “Company,” “we,” “us” or “our” refer to Gold Standard Mining Corp., a Nevada corporation (“Gold Standard Mining”), and its consolidated subsidiary Gold Standard Mining Corp., a Wyoming corporation (“GS Wyoming”).

PART I

FINANCIAL INFORMATION

GOLD STANDARD MINING CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED BALANCE SHEETS JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	June 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	-	1,000
Prepaid Expense	2,162	-

Total current assets	2,162	1,000

Total assets	2,162	1,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	557	-
Accrued expenses	52,499	-
Loans from shareholders	404,836	228,983
Total current liabilities	457,892	228,983

Stockholders' deficit:
Common stock; $0.001 par value, 500,000,000 shares authorized, 151,297,524
shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	151,298	151,298
Additional paid in capital	6,459,621	6,445,821
Deficit accumulated during development stage	(7,066,649)	(6,825,102)
Total stockholders' deficit	(455,730)	(227,983)

Total liabilities and stockholders' deficit	2,162	1,000

The accompanying notes are an integral part of these financial statements.

GOLD STANDARD MINING CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

					From December 11, 2007
					(date of inception)
	Three Months Ended June 30,		Six Months Ended June 30,		Through
	2011	2010	2011	2010	June 30, 2011

REVENUE, net	-	-	-	-	-

OPERATING EXPENSES:
Selling, general and administrative expenses	206,258	2,116,815	241,547	2,136,136	7,066,649
Total operating expenses	206,258	2,116,815	241,547	2,136,136	7,066,649

Net loss from operations	(206,258)	(2,116,815)	(241,547)	(2,136,136)	(7,066,649)

Income taxes	-	-	-	-	-

Net loss	(206,258)	(2,116,815)	(241,547)	(2,136,136)	(7,066,649)

Net loss per share (basic)	(0.00)	(0.01)	(0.00)	(0.01)	(0.07)
Weighted average number of shares outstanding, basic	151,297,524	160,516,749	151,297,524	153,161,013	105,819,985

The accompanying notes are an integral part of these financial statements.

GOLD STANDARD MINING CORP.
(AN DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
			From December 11, 2007
			(date of inception)
	Six Months Ended June 30,		Through
	2011	2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(241,547)	(2,136,136)	(7,066,649)
Contribution of rent	13,800	-	13,800
Common stock issued in exchange for services	-	2,111,163	6,084,825
Changes in operating assets and liabilities:
Prepaid expense	(2,162)		(2,162)
Other liabilities	53,056		53,056
Net cash used in operating activities	(176,853)	(24,973)	(917,130)
CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	175,853	13,606	404,836
Proceeds from the sales of common stock	-	5,990	530,294
Payments on retirement of common stock	-	-	(18,000)
Net cash provided by financing activities	175,853	19,596	917,130
Net increase (decrease) in cash and cash equivalents	(1,000)	(5,377)
Cash and cash equivalents, beginning of the period	1,000	5,654	-
Cash and cash equivalents, end of the period	-	277
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	-	-	-
Cash paid during the period for taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

GOLD STANDARD MINING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(unaudited)

Deficit
Accumulated
			Additional	During	Total
	Common Stock		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, December 31, 2010	$ 151,297,524	$ 151,298	$ 6,445,821	$ (6,825,102)	$ (227,983)

Contribution of rent	-	-	13,800	-	13,800
Net loss	-	-	-	(241,547)	(241,547)

Balance, June 30, 2011	$ 151,297,524	$ 151,298	$ 6,459,621	$ (7,066,649)	$ (455,730)

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

Basis of Presentation and Going Concern

These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2010.  The operating results for the period ended June 30, 2011 are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 31, 2011 or for future periods.

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

The Company is in the development stage and has had no revenues since inception.  Since inception, it has incurred significant losses to date, and as of June 30, 2011, has an accumulated deficit of approximately $7,100,000.  The Company’s ability to continue its operations is uncertain and is dependent upon its ability to implement a business plan sufficient to generate a positive cash flow and/or raise capital to fund its operations. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations in the normal course of business.

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

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2011, there were outstanding options to purchase 50,000 shares of common stock at $5.00 per share and options to purchase 20,000 shares of common stock at $1.50 per share.  These shares are not included in the computation of diluted income (loss) per share as the effect would be anti-dilutive.

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

Note 3 – Related Party Transactions

Pantelis Zachos, an executive officer, director and a principal shareholder, has periodically made loans to the Company to fund its operations.  These loans are non-interest bearing, and are due on demand.  Loan balances at June 30, 2011 and December 31, 2010 were $404,836 and $228,983, respectively.

Note 4 – Commitments and Contingencies

Beginning in 2011, the Company’s executive offices are provided by a shareholder on a month-to-month basis at no cost.  The estimated value of this space is recorded as contributed capital at $2,300 per month. Total rent expense for the six months ended June 30, 2011 amounted to $13,800.  Rent expense in the same period in 2010 was negligible.

The Company is unaware of any legal claims against it.

Note 5 – Subsequent Event

On July 8, 2011, the Company entered into an agreement dated July 11, 2011 with 000 GPK Umlekan, Ltd. and its wholly owned subsidiary Umlekan MC Ltd. (collectively, “Umlekan”) for the exploration of gold, copper and other mineral deposits on 184 square kilometers in Eastern Umlekan Ore Node in the Zeya zone in the Amur region of Russia.  Umlekan has the exclusive license to geologically study, survey and extract these mineral deposits on this property until December 12, 2033, subject to early termination under certain circumstances.  Under the agreement, the Company has the exclusive right to conduct at its expense further exploration and development work on the property, with the objective of defining a reserve and producing a “bankable feasibility study” (“BFS”).  The Company will carry out the BFS in collaboration with a to-be-selected well-recognized engineering firm that specializes in mining.  Lastly, as long as this Agreement is in effect, the Company has the right to have the license transferred to the Company or an entity controlled by the Company for $500,000.  The Company presently does not have the funds, or a commitment for funds, to conduct a BFS on the property or for the conduct of mining operations on the property.  No assurance can be given that the Company will be able to raise such funds on terms favorable to our stockholders.

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

Overview

We are a shell company with no active business.  We have had no revenues since inception.  Our plan of operations is to acquire mining rights, including primarily gold mining rights, for a number of properties, to explore such properties for ore reserves, and to develop those properties where such development would appear to be commercially viable.

Results of Operations

Three Months Ended June 30, 2011 and 2010

We incurred operating expenses of $206,258 in the quarter ended June 30, 2011, compared to $2,116,815 in the quarter ended June 30, 2010.  Operating expenses include accounting and legal expenses associated with our reporting responsibilities under the Securities Exchange Act of 1934.  These expenses amounted to approximately $197,000 in the second quarter of 2011, which were higher than normal primarily due to expenses related to the restatements of our Form 10-Q for the nine months ended September 30, 2010 and our Form 10-K for the year ended December 31, 2009, and the rescission of our acquisition of Rosszoloto Co. Ltd., a Russian mining company, in May 2011.  Rent expense (contributed by a shareholder) amounted to $6,900 in the second quarter of 2011.  Operating expenses in the second quarter of 2010 included of $2,111,163 from the issuance of common stock for services to an officer of the Company, with the remaining expenses consisting of recurring operation expenses.

As a result, we incurred net losses of $206,258 and $2,116,815 in the second quarter of 2011 and 2010, respectively.

Six Months Ended June 30, 2011 and 2010

We incurred operating expenses of $241,547 in the six months ended June 30, 2011, compared to $2,136,126 in the six months ended June 30, 2010.  Operating expenses related to accounting and legal expenses associated with our reporting responsibilities under the Securities Exchange Act of 1934 amounted to approximately $200,000 in the six months ended June 30, 2011, which were higher than normal for the reasons discussed above.  In the six months ended June 30, 2011, marketing and public relations expenses totaled approximately $24,000 and rent expense (contributed by a shareholder) amounted to $13,800.  Operating expenses in the second quarter of 2010 included of $2,111,163 from the issuance of common stock for services to an officer of the Company, with the remaining expenses consisting of recurring operation expenses.

As a result, we incurred net losses of $241,547 and $2,136,126 in the six months of 2011 and 2010, respectively.

Financial Condition, Liquidity and Capital Resources

We have funded our operations principally through the issuance of stock for services, the issuance of stock for cash, and advances from Pantelis Zachos, an executive officer, director and a principal shareholder.  For the six months ended June 30, 2011, we funded our operating expenses with approximately $176,000 of advances from Mr. Zachos.  These advances are non-interest bearing and due on demand, and totaled approximately $404, 836 at June 30, 2011.

Until we commence mining operations, our expenses will be principally legal, accounting and audit expenses in connection with our reporting obligations under the Securities Exchange Act of 1934.  We anticipate funding these expenses through stock sales in private transactions or additional shareholder loans.  We do not have a commitment from anyone to provide funds for our operating expenses.  If we do not obtain funds for these expenses, we may have to cease operations.

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

Nothing to report.

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

Date: August 9, 2011	GOLD STANDARD MINING CORP. By: /s/ Pantelis Zachos Pantelis Zachos Chief Executive Officer Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document