Form 10-Q
period 2011-09-30
GOLD STANDARD MINING CORP.
filed 2011-11-10
CIK 1444403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by checkmark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 151,297,524 shares outstanding as of November 8, 2011.

GOLD STANDARD MINING CORP.

References in this Report to the “Company,” “we,” “us” or “our” refer to Gold Standard Mining Corp., a Nevada corporation (“Gold Standard Mining”), and its consolidated subsidiary Gold Standard Mining Corp., a Wyoming corporation (“GS Wyoming”).

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

GOLD STANDARD MINING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30,	December 31,
	2011	2010
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$-	$1,000

Total current assets	-	1,000

Total assets	$-	$1,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$1,158	$-
Accrued expenses	82,238	-
Loans	56,000
Loans from shareholders	423,336	228,983
Total current liabilities	562,732	228,983

Stockholders' deficit:
Common stock; $0.001 par value, 500,000,000 shares authorized, 151,297,524
shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	151,298	151,298
Additional paid in capital	6,535,586	6,445,821
Deficit accumulated during development stage	(7,249,616)	(6,825,102)
Total stockholders' deficit	(562,732)	(227,983)

Total liabilities and stockholders' deficit	$0	$1,000

The accompanying notes are an integral part of these financial statements.

GOLD STANDARD MINING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					From December 11, 2007
					(date of inception)
	Three Months Ended September 30,		Nine Months Ended September 30,		Through
	2011	2010	2011	2010	September 30, 2011

REVENUE, net	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative expenses	182,967	50,035	424,514	6,026,508	7,249,616
					-
Total operating expenses	182,967	50,035	424,514	6,026,508	7,249,616

Net loss from operations	(182,967)	(50,035)	(424,514)	(6,026,508)	(7,249,616)

Income taxes	-	-	-	-	-

Net loss	$(182,967)	$(50,035)	$(424,514)	$(6,026,508)	$(7,249,616)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.05)	$(0.07)

Weighted average number of shares outstanding, basic	151,297,524	147,497,339	151,297,524	110,472,542	105,819,985

The accompanying notes are an integral part of these financial statements.

	GOLD STANDARD MINING CORP.
	(AN DEVELOPMENT STAGE COMPANY)
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(unaudited)
			From December 11, 2007
			(date of inception)
	Nine Months Ended September 30,		Through
	2011	2010	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(424,514)	$(6,026,508)	$(7,249,616)
Contribution of rent	20,700	-	20,700
Contribution of compensation	69,065		69,065
Common stock issued in exchange for services	-	6,001,500	6,084,825
Changes in operating assets and liabilities:
Otherliabilities	83,396		83,396
Net cash used in operating activities	(251,353)	(25,008)	(991,630)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	194,353	13,606	423,336
Loans	56,000		56,000
Proceeds from the sales of common stock	-	5,990	530,294
Payments on retirement of common stock	-	-	(18,000)
Net cash provided by financing activities	250,353	19,596	991,630

Net increase (decrease) in cash and cash equivalents	(1,000)	(5,412)	-

Cash and cash equivalents, beginning of the period	1,000	5,654	-
Cash and cash equivalents, end of the period	$0	$242	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$-

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

Basis of Presentation and Going Concern

These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2010.  The operating results for the period ended September 30, 2011 are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 31, 2011 or for future periods.

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

The Company is in the development stage and has had no revenues since inception.  Since inception, it has incurred significant losses, and as of September 30, 2011, has an accumulated deficit of approximately $7,250,000.  The Company’s ability to continue its operations is uncertain and is dependent upon its ability to implement a business plan sufficient to generate a positive cash flow and/or raise capital to fund its operations. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations in the normal course of business.

Note 2 – Condensed Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of Gold Standard Mining Corp. and its wholly owned subsidiary, GS Wyoming.  All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2011, there were outstanding options to purchase 50,000 shares of common stock at $5.00 per share and options to purchase 20,000 shares of common stock at $1.50 per share.  These shares are not included in the computation of diluted income (loss) per share as the effect would be anti-dilutive.

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

Note 3 – Related Party Transactions

Pantelis Zachos, an executive officer, director and a principal shareholder, has periodically made loans to the Company to fund its operations.  These loans are non-interest bearing, and are due on demand.  Loan balances at September 30, 2011 and December 31, 2010 were $423,336 and $228,983, respectively.  During the nine months ending September 30, 2011, the Company borrowed $194,353 from Mr. Zachos.

Note 4 – Loans

The Company received loans of $50,000 and $6,000 during the quarter ended September 30, 2011. These loans are non-interest bearing, and are due on demand.

Note 5 – Commitments and Contingencies

Beginning in 2011, the Company’s executive offices are provided by a shareholder on a month-to-month basis at no cost.  The estimated value of this space is recorded as contributed capital at $2,300 per month.  Total rent expense for the nine months ended September 30, 2011 amounted to $20,700.  Rent expense in the same period in 2010 was negligible.

The Company is unaware of any legal claims against it.

Item 2.

Management’s Discussion and Analysis of Financial Condition, Results of Operations and Management’s Plans

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

Overview and Plan of Operations

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

In July 2011 we entered into an agreement with 000 GPK Umlekan, Ltd. and its wholly owned subsidiary Umlekan MC Ltd. (collectively, “Umlekan”) for the exploration of gold, copper and other mineral deposits on 184 square kilometers in Eastern Umlekan Ore Node in the Zeya zone in the Amur region of Russia.  Umlekan has the exclusive license to geologically study, survey and extract these mineral deposits on this property until December 12, 2033, subject to early termination under certain circumstances.  Under the agreement, we have the exclusive right to conduct at our expense further exploration and development work on the property, with the objective of defining a reserve and producing a “bankable feasibility study” (“BFS”).  We will carry out the BFS in collaboration with a to-be-selected well-recognized engineering firm that specializes in mining.  We presently do not have the funds, or a commitment for funds, to conduct a BFS on the property or for the conduct of mining operations on the property.  No assurance can be given that we will be able to raise such funds or that we can obtain funds on terms favorable to our stockholders.

Results of Operations

Three Months Ended September 30, 2011 and 2010

We incurred operating expenses of $182,967 in the quarter ended September 30, 2011, compared to $50,035 in the quarter ended September 30, 2010.  Operating expenses include accounting and legal expenses associated with our reporting responsibilities under the Securities Exchange Act of 1934.  These expenses amounted to approximately $79,000 in the third quarter of 2011, which were higher than normal primarily due to expenses related to the restatements of our Form 10-Q for the nine months ended September 30, 2010 and our Form 10-K for the year ended December 31, 2009, and the rescission of our acquisition of Rosszoloto Co. Ltd., a Russian mining company, in May 2011.  Rent expense (contributed by a shareholder) amounted to $6,900 in the third quarter of 2011.  During the quarter, the Company received assistance from its employees and a consultant in developing its plan of operations.  The estimated value of services and consulting fees rendered to the Company totaled $57,065 and $12,000, respectively, in the quarter and have been contributed to the Company.  The remaining expenses consist of recurring operation expenses.

As a result, we incurred net losses of $182,967 and $50,035 in the third quarters of 2011 and 2010, respectively.

Nine Months Ended September 30, 2011 and 2010

We incurred operating expenses of $424,514 in the nine months ended September 30, 2011, compared to $6,026,508 in the nine months ended September 30, 2010.  Operating expenses related to accounting and legal expenses associated with our reporting responsibilities under the Securities Exchange Act of 1934 amounted to approximately $281,000 in the nine months ended September 30, 2011, which were higher than normal for the reasons discussed above.  In the nine months ended September 30, 2011, marketing and public relations expenses totaled approximately $27,000 and rent expense (contributed by a shareholder) amounted to $20,700.  Operating expenses in the nine months ended 2010 included of $6,001,500 from the issuance of common stock for services to an officer of the Company, with the remaining expenses consisting of recurring operation expenses.

As a result, we incurred net losses of $424,514 and $6,026,508 in the nine months of 2011 and 2010, respectively.

Financial Condition, Liquidity and Capital Resources

We have funded our operations principally through the issuance of stock for services, the issuance of stock for cash, and loans from Pantelis Zachos, an executive officer, director and a principal shareholder.  For the nine months ended September 30, 2011, we funded our operating expenses with approximately $194,000 of loans from Mr. Zachos and $56,000 in loans from individuals.  These loans are non-interest bearing and due on demand, and totaled approximately $479,000 at September 30, 2011.

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

Item 3, Quantitative and Qualitative Disclosures About Market Risk

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (the same person has both titles), evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, management concluded that our disclosure controls and procedures were still not effective as of that date due primarily to a lack of employees sufficiently knowledgeable in SEC accounting and reporting.

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

Nothing to report

Item 3.

Defaults upon Senior Securities

Nothing to report.

Item 4.

(Removed and Reserved)

Item 5.

Other Information

Nothing to report.

Item 6.

Exhibits

See Exhibit Index attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2011	GOLD STANDARD MINING CORP. By: /s/ Pantelis Zachos Pantelis Zachos Chief Executive Officer Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
Agreement dated July 11, 2011 between Gold Standard Mining Corp, 000 GPK Umlekan, Ltd. and Umlekan MC Ltd. Incorporated by reference from Exhibit 10.1 to the Form 8-K dated July 8, 2011.

31.1	Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. § 1350

03139-0002  224102.3