Form 10-K
period 2011-12-31
GOLD STANDARD MINING CORP.
filed 2012-08-21
CIK 1444403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period from _____________ to _____________

Commission file number: 000-53434

J.D. HUTT CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	80-0250289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15557 Pisa Lane	92336
Fontana, California	Zip Code)

Registrant’s telephone number, including area code (909) 653-2696

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

☒ Yes  ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $345,945.

The number of shares outstanding of each of the registrant’s classes of common stock, as of June 30, 2012, was 151,297,524 shares.

References in this Report to the “Company,” “we,” “us” or “our” refer to J.D. Hutt Corporation, a Nevada corporation (“JD Hutt”), and its consolidated subsidiary Gold Standard Mining Corp., a Wyoming corporation (“GS Wyoming”).

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

Item 1. BUSINESS

Corporate History and Development

Gold Standard Mining was incorporated in Nevada on December 11, 2007 under the name Fluid Solutions, Inc. On May 6, 2009, Fluid Solutions, Inc. acquired all of the outstanding capital stock of GS Wyoming in exchange for 100,669,998 shares of its common stock pursuant to an Exchange Agreement dated May 6, 2009 with that corporation and its shareholders.  Concurrently with the acquisition, Pantelis Zachos, our former Chief Executive Officer and a director, tendered 59,400,000 shares of common stock back to Fluid Solutions, Inc. for retirement.

On May 18, 2009, Fluid Solutions, Inc. changed its name to “Gold Standard Mining Corp.” and effected a 3.3-to-1 forward stock split.  On July 17, 2012, Gold Standard Mining Corp. changed its name to J.D. Hutt Corporation.

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

On June 23, 2012, Pantelis Zachos resigned as Chief Executive Officer, Chief Financial Officer, Secretary and Director of the Company, Arutyun Shatoyan and Oleg Petrovich Novichkov resigned as officers, and Zurab Chavchavadze resigned as Director of the Company, and Hector A. Veron was appointed as Chief Executive Officer, Chief Financial Officer, Secretary and Director of the Company.

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

We anticipate that typically we will acquire only mining rights—the sub-surface right to explore and develop the property.  We do not anticipate acquiring fee or other interests in properties.  In a number of possible mining locations, such as Russia, we could only acquire mining rights as part of a joint venture with a Russian owner or licensor of such rights.

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

Employees

During fiscal year 2011, we employed two key employees.  We currently have only one employee; our Chief Executive Officer and Director, Hector A. Veron.

Item 1A. RISK FACTORS

                           Not applicable.

Item 1B. UNRESOLVED STAFF COMMENTS

                           Not applicable.

Item 2.  PROPERTIES

From February 2011 through June 23, 2012 we maintained our principal executive offices in 2,200 square feet of office space located in an office building in Agoura Hills, California, which was provided to us by a shareholder on a month-to-month basis at no cost.  Since June 23, 2012, we have maintained our principal executive offices at 15557 Pisa Lane, Fontana, California, at a space provided at no cost by our Chief Executive Officer on a month-to-month basis.  We consider this office to be adequate for our administrative needs.

Item 3.  LEGAL PROCEEDINGS

On June 29, 2012, the Securities and Exchange Commission filed a civil action in the United States District Court for the Central District of California against Gold Standard Mining Corp. (“Gold Standard”), its Chief Executive Officer/Chief Financial Officer Panteleimon Zachos, our former attorney, Kenneth G. Eade, our former auditor E. Randall Gruber and his firm Gruber & Company LLC.  In its complaint, the Commission alleges that, between May 2009 and April 2011, Gold Standard filed numerous reports about its purported Russian gold mining operations that were materially false and misleading in various respects. According to the complaint, Gold Standard represented that it had acquired a Russian gold mining company known as Ross Zoloto Co., Ltd. (“Ross Zoloto”), but did not inform investors that it had agreed to allow the prior owner of Ross Zoloto to keep profits from existing operations or of issues surrounding Russian government registration or approval of the business combination. The complaint also alleges that Gold Standard filed false or misleading financial statements.  The complaint alleges that Gold Standard and Zachos were responsible for these misstatements, and that Eade, Gruber and Gruber & Co. substantially assisted Gold Standard in making these false and misleading statements. The complaint further alleges that Gruber & Co., through its sole member Edward Randall Gruber, misrepresented in an audit opinion that it had audited the company’s 2007, 2008 and 2009 consolidated financial statements in accordance with standards of the Public Company Accounting Oversight Board.  Without admitting or denying the allegations in the Commission’s complaint, Gold Standard and Zachos consented to final judgments pursuant to which Gold Standard will be enjoined from violating Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rules 10b-5, 12b-20, 13a-11 and 13a-13 thereunder, and Zachos will be enjoined from violating Sections 10(b) and 13(b)(5) of the Exchange Act and Rules 10b-5 and 13a-14 thereunder and from aiding and abetting violations of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the

Exchange Act and Rules 12b-20, 13a-11 and 13a-13 thereunder. Zachos will also be barred from serving as an officer or director of a public company. The judgments are subject to court approval.

Item 4. [Removed and Reserved]

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTC Markets Pink Sheets under the symbol “GSTP,” since April 18, 2012.  From July 2009 through April 17, 2012, our common stock traded on the OTC Bulletin Board.  The quotation of our common stock was dropped from the OTC Bulletin Board because of our failure to keep current reports with the Securities and Exchange Commission.  The OTC Markets Pink Sheets is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The OTC Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports.  This market is extremely limited, and any prices quoted may not be a reliable indication of the value of our common stock.

The following table sets forth the high and low bid prices per share of our common stock for the periods indicated as reported on the OTC Bulletin Board Markets Pink Sheets for the past two fiscal years.

Year ended December 31, 2010	High	Low
Quarter ended December 31, 2010	$ 1.58	$ 0.12
Quarter ended September 30, 2010	$ 2.14	$ 1.90
Quarter ended June 30, 2010	$ 3.00	$ 1.82
Quarter ended March 31, 2010	$ 4.50	$ 4.50

Year ended December 31, 2011
Quarter ended December 31, 2011	$ 0.038	$ 0.015
Quarter ended September 30, 2011	$ 0.17	$ 0.0257
Quarter ended June 30, 2011	$ 0.55	$ 0.07
Quarter ended March 31, 2011	$ 1.00	$ 0.315

The quotes represent inter-dealer prices, without adjustment for retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  The trading volume of our securities fluctuates and may be limited during certain periods.  As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Holders

As of December 31, 2011, we had 45 holders of record of our common stock.  As of June 30, 2012, we had 56 holders of record of our common stock.

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

In June 2010, we issued to one consultant 15,000 shares of common stock for services rendered.  This issuance was exempt from registration under the Securities Act pursuant to Regulation S because the no directed selling efforts were made in the United States, the consultant was not a U.S. person, the consultant represented that it understood the securities were not registered under the Securities Act and the related restrictions on transfer, and the shares were legend.

In June 2010, we issued to an individual 7,000 shares of common stock for $5,990.  This issuance was exempt from registration under the Securities Act pursuant to Regulation S because no directed selling efforts were made in the United States, the purchaser was not a U.S. person, the purchaser represented that he understood the securities were not registered under the Securities Act and the related restrictions on transfer, and the shares were legend.

In May 2010, we issued to Pantelis Zachos 20,000,000 shares of common stock for services rendered.  This issuance was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

In October 2010, we issued to a consultant 50,000 shares of common stock for services rendered.  This issuance was exempt from registration under the Securities Act pursuant to Regulation S because no directed selling efforts were made in the United States, the consultant was not a U.S. person, the consultant represented that it understood the securities were not registered under the Securities Act and the related restrictions on transfer, and the shares were legend.

In October 2010, we issued to an individual 22,000 shares of common stock for $25,000.  This issuance was exempt from registration under the Securities Act pursuant to Regulation S because no directed selling efforts were made in the United States, the purchaser was not a U.S. person, the purchaser represented that he understood the securities were not registered under the Securities Act and the related restrictions on transfer, and the shares were legend.

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

Repurchases of Equity Securities

We did not repurchase any equity securities in all of fiscal year 2011.

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

We incurred a net loss of $560,000 in fiscal year 2011 due primarily to non-cash compensation expenses accrual, legal, accounting and other professional service expenses incurred in fiscal year 2011.

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

We consider the following accounting policy to be both the most important to the portrayal of our financial condition and that requires the most subjective judgment.

Stock-Based Compensation.  We from time to time issue shares of common stock for services.  These shares are valued at the fair market value of the services at the date of issuance.  We have valued these issuances at the estimated fair market value of the services since our common  stock is thinly traded and we have raised minimal cash from sales of common stock.

Principles of Consolidation. The consolidated financial statements include the financial statements of J.D. Hutt Corporation, formerly known as Gold Standard Mining Corp. and its former wholly owned subsidiary, GS Wyoming. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Income (Loss) per Share. Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2011, there were outstanding options to purchase 50,000 shares of common stock at $5.00 per share and options to purchase 20,000 shares of common stock at $1.50 per share. These shares are not included in the computation of diluted income (loss) per share as the effect would be anti-dilutive.

Recent Pronouncements and Accounting Changes. In April 2010, the FASB issued ASU 2010-13, Compensation—Stock Compensation Topic 718, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This adoption of this pronouncement did not have a material impact on its consolidated financial statements.

 In May 2011, the Financial Accounting Standards Board (FASB) issued an accounting standard update ("ASU") ASU 2011-04 to provide guidance on achieving a consistent definition of and common requirements for measurement of and disclosure concerning fair value as between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for fiscal years beginning after December 15, 2011.

In June 2011, the FASB issued ASU 2011-05 (subsequently amended by ASU 2011-12) to provide guidance on increasing the prominence of items reported in other comprehensive income. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011..

In September 2011, the FASB issued ASU 2011-08 to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011.

The Company is currently evaluating the impact of these accounting standards update on its Consolidated Financial Statements.

Results of Operations—Fiscal Year 2010 Compared to Fiscal Year 2011

We have had no revenues since inception.

Our operating expenses in 2011 consisted of legal and accounting fees, associated with our reporting responsibilities under the Securities Exchange Act of 1934, of $302,000. These expenses were higher than normal primarily due to expenses related to the restatement of our third quarter of 2010 Form 10- Q and our Form 10-K for the year ended December 31, 2009; and the rescission of our acquisition of Rosszoloto Co. Ltd., a Russian mining company in May 2011. Rent expense (contributed by a shareholder) amounted to $27,600 in fiscal 2011. During 2011, the Company received assistance from its employees and a consultant in developing its plan of operations. The estimated value of services and consulting fees rendered to the Company totaled $147,065 and $24,000, respectively, in the quarter and have been contributed to the Company. The remaining expenses consist of recurring operation expenses.

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

Financial Condition, Liquidity and Capital Resources

We have funded our operations principally through the issuance of stock for services, the issuance of stock for cash, and loans from Pantelis Zachos, an executive officer, director and a principal shareholder. For fiscal 2011, we funded our operating expenses with approximately $197,000 of loans from Mr. Zachos and $56,000 in loans from individuals. These loans are non-interest bearing and due on demand, and totaled approximately $482,000 at December 31, 2011.We have funded our operations principally through the issuance of stock for services, the issuance of stock for cash, and advances from shareholders.  In fiscal year 2010, we issued 33,000 shares of common stock for $35,990.  In addition we received advances from a shareholder in the amount of $57,897, resulting in total outstanding advances from a shareholder of $228,983 at December 31, 2010.  These advances are non-interest bearing and due on demand.

Our common stock and paid-in capital increased due to the issuance of shares for cash and services during the year.

Until we commence mining operations, our expenses will be principally legal, accounting and audit expenses in connection with our reporting obligations under the Securities Exchange Act of 1934. We anticipate funding these expenses through stock sales in private transactions or additional shareholder loans. We do not have a commitment from anyone to provide funds for our operating expenses. If we do not obtain funds for these expenses, we may have to cease operations

Factors That May Affect Future Operating Results and Risks of Investing in Our Common Stock

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

We are highly dependent on Hector A. Veron, our Chief Executive Officer.  The loss of Mr. Veron, whose knowledge, leadership, and technical expertise upon which we rely, would harm our ability to execute our business plan.

We are largely dependent on Hector A. Veron, our Chief Executive Officer, for specific proprietary technical knowledge and market knowledge.  Our ability to successfully carry out our business plan may be at risk from an unanticipated accident, injury, illness, incapacitation or death of Mr. Veron.  Upon such occurrence, unforeseen expenses, delays, losses and/or difficulties may be encountered.   Our success may also depend on our ability to attract and retain other qualified management and sales and marketing personnel.  We compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do.  We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

There is substantial doubt about our ability to continue as a going concern, which means that we may not be able to continue operations unless we obtain additional funding

The report of our independent accountants on our December 31, 2011 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our common stock currently trades on the OTC Markets Group, Inc.’s Pink Sheets (“Pink Sheets”).  Trading of our stock through the Pink Sheets is frequently thin and highly volatile.  There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for stockholders to sell their stock.  The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheets as of December 31, 2010 and 2011	F-2

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 and for the period from December 11, 2007 (inception) to December 31, 2011	F-3

Consolidated Statement of Stockholders’ Deficit for the period from December 11, 2007 (inception) to December 31, 2010 and 2011	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and for the period from December 11, 2007 (inception) to December 31, 2011	F-5

Consolidated Notes to Financial Statements	F-6-10

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Gold Standard Mining Corp.

I have audited the accompanying consolidated balance sheets of Gold Standard Mining Corp. (An Exploration Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010 and for the period from December 11, 2007 (inception), to December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Standard Mining Corp., (An Exploration Stage Company) as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years ended December 31, 2011 and 2010 and the period from December 11, 2007 (date of inception), to December 31, 2011 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note # 1 to the financial statements, the Company has had no operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note # 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ George Stewart

Seattle, Washington

March 30, 2012

GOLD STANDARD MINING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$-	$1,000
Total current assets	-	1,000

Total assets	$-	$1,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$456	$-
Accrued expenses	107,346	-
Loans	49,975	-
Loans from shareholders	431,961	228,983
Total current liabilities	589,738	228,983

Commitments and Contingencies

Stockholders' deficit:
Common stock; $0.001 par value, 500,000,000 shares authorized,
151,297,524 and 151,297,524 shares issued and outstanding
as of December 31, 2011 and 2010, respectively	151,298	151,298
Additional paid in capital	6,644,486	6,445,821
Deficit accumulated during development stage	(7,385,522)	(6,825,102)
Total stockholders' deficit	(589,738)	(227,983)

Total liabilities and stockholders' deficit	$-	$1,000

The accompanying notes are an integral part of these financial statements.

GOLD STANDARD MINING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From December 11, 2007
	Year Ended December 31,		(date of inception)
			Through
	2011	2010	December 31, 2011

REVENUE, net	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative expenses	560,420	6,152,541	7,385,522
			-
Total operating expenses	560,420	6,152,541	7,385,522

Net loss from operations	(560,420)	(6,152,541)	(7,385,522)

Income taxes	-	-	-

Net loss	(560,420)	(6,152,541)	(7,385,522)

Net loss per share (basic and diluted)	$(0.00)	$(0.05)	$(0.06)
Weighted average number of shares outstanding, basic and diluted	151,297,524	128,562,071	117,035,296

The accompanying notes are an integral part of these financial statements.

GOLD STANDARD MINING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(A DEVELOPMENT STAGE COMPANY)
FOR THE PERIOD FROM DECEMBER 11, 2007 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

				Accumulated Deficit During Dev. Stage	Total
	Common Stock		Additional Paid-in Capital		Stockholders'
	Shares	Amount			Deficit
Balance, December 11, 2007 (date of inception)	-	-	-	-	-

Issuance of shares for services rendered	66,000,000	$66,000	$(46,000)	-	$20,000
Net loss	-	-	-	$(20,000)	(20,000)
Balance, December 31, 2007	66,000,000	66,000	(46,000)	(20,000)	-

Issuance of shares for cash	33,000,000	33,000	(23,000)	-	10,000
Net loss	-	-	-	(49,077)	(49,077)
Balance, December 31, 2008 (As Restated)	99,000,000	99,000	(69,000)	(69,077)	(69,077)

Issuance of shares for cash	697,024	697	483,607	-	484,304
Issuance of shares for GS Wyoming	49,170,000	49,170	(49,170)	-	-
Shares of stock retired	(59,400,000)	(59,400)	41,400	-	(18,000)
Issuance of shares for services	1,732,500	1,733	9,092	-	10,825
Net loss				(603,484)	(603,484)
Balance, December 31, 2009 (As Restated)	91,199,524	91,200	415,929	(672,561)	(165,432)

Issuance of shares for cash	33,000	33	35,957	-	35,990
Issuance of shares for services	60,065,000	60,065	5,993,935	-	6,054,000
Net loss				(6,152,541)	(6,152,541)
Balance, December 31, 2010	151,297,524	151,298	6,445,821	(6,825,102)	(227,983)

Contribution of rent	-	-	27,600	-	27,600
Contribution of services	-	-	171,065	-	171,065

Net loss				(560,420)	(560,420)
Balance, December 31, 2011	151,297,524	$151,298	$6,644,486	$(7,385,522)	$(589,738)

The accompanying notes are an integral part of these financial statements.

GOLD STANDARD MINING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		December 11, 2007 (date of inception) through December 31, 2011

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(560,420)	$(6,152,541)	$(7,385,522)
Contribution of rent	27,600		27,600
Contribution of compensation	171,065		171,065
Common stock issued in exchange for services		6,054,000	6,084,825
Changes in operating assets and liabilities"			-
Other liabilities	107,802		107,802
Net cash used in operating activities	(253,953)	(98,541)	(994,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	203,053	57,897	432,036
Loans	49,900		49,900
Proceeds from the sales of common stock	-	35,990	530,294
Payments on retirement of common stock	-	-	(18,000)
Net cash provided by financing activities	252,953	93,887	994,230

Net (decrease) in cash and cash equivalents	(1,000)	(4,654)	-

Cash and cash equivalents, beginning of the period	1,000	5,654	-
Cash and cash equivalents, end of the period	$-	$1,000	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

J.D. Hutt Corporation
A Development Stage Company
Notes to Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

Organization and Business

J.D. Hutt Corporation, formerly known as Gold Standard Mining Corp. (the “Company”) was incorporated in Nevada on December 11, 2007 as Fluid Solutions, Inc.  On May 6, 2009, Fluid Solutions, Inc. acquired all of the outstanding capital stock of Gold Standard Mining Corp., a Wyoming corporation (“GS Wyoming”), in exchange for 100,669,998 shares of its common stock pursuant to an Exchange Agreement dated May 6, 2009 with that corporation and its shareholders.  Concurrently with the acquisition, Pantelis Zachos, its Chief Executive Officer and a director, tendered 59,400,000 shares of common stock back to Fluid Solutions, Inc. for retirement.

On May 18, 2009, Fluid Solutions, Inc. changed its name to “Gold Standard Mining Corp.” and effected a 3.3 to 1 forward stock split.  This split has been retroactively reflected in these financial statements.  On July 17, 2012 , Gold Standard Mining Corp. changed its name to J.D. Hutt Corporation.

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

In the spring of 2011, during the course of preparation of financial statements of the Company, the Board of Directors concluded that the Company could not get the financial information regarding Rosszoloto necessary for the financial statements of the Company, including Rosszoloto, to be audited.  Based on this, in May 2011, the Company rescinded the acquisition of Rosszoloto and has treated the transaction as never having occurred.  In connection with such rescission, the Company received back 51,499,998 shares of its common stock that they issued to acquire GS Wyoming.

The Company is a publicly held Nevada corporation, whose common stock trades on the OTC Market Group, Inc.’s Pink Sheets under the trading symbol, “GSTP.”

Basis of Presentation and Going Concern

The Company is in the development stage and has had no revenues since inception.  Since inception, it has incurred significant losses to date, and as of December 31, 2011, has an accumulated deficit of approximately $7,386,000.  The Company’s ability to continue its operations is uncertain and is dependent upon its ability to implement a business plan sufficient to generate a positive cash flow and/or raise capital to fund its operations.

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

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2011 and 2010, there were outstanding options to purchase 50,000 shares of common stock at $5.00 per share and options to purchase 30,000 shares of common stock at $1.50 per share.  These shares are not included in the computation of diluted income (loss) per share as the effect would be anti-dilutive.

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

•

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

At December 31, 2011 and 2010, management determined the Company did not have any financial instruments requiring fair value measurement.

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

In May 2011, the Financial Accounting Standards Board (FASB) issued an accounting standard update ("ASU") ASU 2011-04 to provide guidance on achieving a consistent definition of and common requirements for measurement of and disclosure concerning fair value as between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for fiscal years beginning after December 15, 2011.

In June 2011, the FASB issued ASU 2011-05 (subsequently amended by ASU 2011-12) to provide guidance on increasing the prominence of items reported in other comprehensive income. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011.

In September 2011, the FASB issued ASU 2011-08 to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011.

The Company is currently evaluating the impact of these accounting standards update on its Consolidated Financial Statements.

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

On May 13, 2011, the Company rescinded the acquisition of Rosszoloto and entered into a rescission agreement with the former shareholders of GS Wyoming rescinding the acquisition of GS Wyoming in May 2009.  Two of those shareholders are Zurab Chavchavadze, a director, and Araik Khachatryan, a director and Chief Operating Officer.  Under the rescission agreement, the Company returned to those shareholders all of their shares of GS Wyoming they had transferred to the Company and received back the 100,669,998 shares of common stock that was issued to them to acquire their GS Wyoming shares.

Pantelis Zachos, an executive officer, director and a principal shareholder, has periodically made loans to the Company to fund its operations. These loans are non-interest bearing, and are due on demand. Loan balances at December 31, 2011 and 2010 were $425,861 and $228,983, respectively. During the fiscal year ending December 31, 2011, the Company borrowed $196,878 from Mr. Zachos.

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

At December 31, 2011 and 2010, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $188,400 and $2,091,900 , respectively, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2011 and 2010.  The significant component of the deferred tax asset at December 31, 2011 and 2010 was the net operating loss carryforward (approximately $2.6 million and $2.1 million at December 31, 2011 and 2010, respectively) for which a valuation allowance equal to the balance has been recorded.

At December 31, 2011, the Company had a net operating loss carryforward for U.S. federal tax purposes of approximately $6.7 million, which expires from 2027 to 2031.

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

From June through October 2008, the Company issued an aggregated of 33,000,000 shares to 25 investors for an aggregate of $10,000, pursuant to Regulation D, Rule 504(b)(ii), registered in the State of Illinois as a Small Corporate Offering.

In January 2009, the Company issued to an investor 66,000 shares for $20,000 and an option to purchase an additional 20,000 shares at $1.50 per share

In February 2009, the Company issued to several investors an aggregate of 105,600 shares for $42,000.

In February and July 2009, the Company issued 1,732,500 shares to several consultants for services valued at $10,825.

On or about April 25, 2009, the Company issued 5,502 shares to an investor for $1,667.

In May 2009, the Company issued to three investors an aggregate of 486,522 shares for $420,637.  In addition, one of these investors received an option to purchase an additional 50,000 shares for $5.00 per share. In May 2009, Pantelis Zachos, a director and its Chief Executive Officer, surrendered for no consideration 59,400,000 shares for retirement.

In May and October 2010, the Company issued to seven consultants a total of 40,065,000 shares for services valued at $4,054,000.

In May 2010, the Company issued to Pantelis Zachos, a director and its Chief Executive Officer, 20,000,000 shares for services valued at $2,000,000.

In June 2010, the Company issued 7,000 shares to an investor for cash in the amount of $5,990.

In October 2010, the Company issued 22,000 shares to an investor for cash in the amount of $25,000.

In November 2010, the Company issued 4,000 shares to an investor for cash in the amount of $5,000.

Note 6 – Commitments and Contingencies

The Company rented office space from its former legal counsel during 2010 on a month-to-month basis. From  February 2011 through May 2012, the Company’s executive offices were provided by a shareholder on a month-to-month basis at no cost. The estimated value of this space is recorded as contributed capital at $2,300 per month. Total rent expense for the fiscal year ended December 31, 2011 amounted to $27,600. Rent expense in the same period in 2010 was negligible.

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

Item 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of December 31, 2011.  In designing and evaluating our disclosure controls and procedures, we recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, our management was required to apply its reasonable judgment.  Furthermore, our management considered certain matters deemed by our independent auditors to constitute a material weakness in our internal control over financial reporting described below.  Based upon the required evaluation, the Chief Executive Officer/Chief Financial Officer concluded that as of December 31, 2011, our system of controls and procedures is not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In fiscal year 2011, management completed its evaluation of the design of our internal control over financial reporting. Based on this evaluation and testing, management concluded that there were material weaknesses throughout the Company’s accounting and reporting system, as described more fully below.  Due to these material weaknesses, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011.

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

Planned Remediation of Fiscal 2011 Material Weakness

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

Changes in Internal Control Over Financial Reporting

During the fiscal year 2011, we did not make any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets for the names and ages (as of July 23, 2012) of our directors and executive officers.

           Name

        Age

                   Position

  Hector A. Veron

56

   Chief Executive Officer, Chief Financial Officer, Secretary, Director

Hector A. Veron.  Mr. Veron has served as a Physician’s Assistant for the past 28 years.  Since June 1995, he has served as a Physician’s Assistant in Industrial and Rehabilitative Medicine for U.S. Healthworks, where he managed an office performing orthopedic evaluations, reduction of fractures, casting, injections of joints, per-op examinations, and evaluation of orthopedic problems.  Mr. Veron holds an A.A. degree from Los Angeles City College in Biological Science, 1973, a B.S. Degree in Biology from California State University, Los Angeles, 1975, a P.A. certification from University of Southern California School of Medicine, 1979, and holds a P.A. License from the California Board of Medical Quality Assurance.

The following table sets forth the names and ages (as of December 31, 2011) of our directors and executive officers.

Name	Age	Position

Pantelis Zachos	60	Chief Executive Officer, Chief Financial Officer, Secretary, Director
Araik Khachatryan	39	Chief Operating Officer and Director
Zurab Chavchavadze	63	Director
Novichkov Oleg Pertovich	47	Vice President of Russian Operations

Pantelis Zachos.  Mr. Zachos, a resident of Greece, was our Chief Executive Officer, Chief Financial Officer and a Director from inception in 2007 until his resignation in June 2012.  From 2000 to 2009, he acted as a financial advisor and consultant, advising on investments and coordinating the financing and supervising the development and operations of projects that have focused on commercializing the use of natural resources, namely renewable forms of energy such as solar and wind and drinking water.  Mr. Zachos received a B.A. in International Relations and Economics from California State University at Long Beach in 1975.

Araik Khachatryan.  Mr. Khachatryan was our Chief Operating Officer and a Director from May 2009 until his resignation in June 2012.  He was the founder of Rosszoloto in 2007, and has been the Managing Director of that company since its inception. Mr. Khachatryan has been involved in mining in Russia since 1999, when he founded Zolotoe Runo Co., Ltd., a company engaged in the mining of placer gold in the Zeiskiy district of the Amur Region.  In 2007, Mr. Khachatryan founded the gold mining companies of Sigulen Co., Ltd. and Yukos Co., Ltd.  He merged these companies into Rosszoloto in 2008.  Mr. Khachatryan graduated from Moscow University in 1995, and is a qualified mining engineer.

Zurab Chavchavadze.  Mr. Chavchavadze was our Director from May 2009 until his resignation in June 2012.  He served as head of Votum in 2000, a consulting company that assists small and medium businesses in development.  Since 2005, he has been an official representative to the Russian Crown, and has participated in the Russian Nobel movement and serves on its High Monarchy Council.  He is currently a member of the Central Federal Region of the Russian Federation, and Counsel to the Representative of the President of the Russian Federation.  He is a graduate of Western European Language and Culture, 1969, Tiblisi University.

Novichkov Oleg Pertovich.  Mr. Pertovich was our Vice President of Russian Operations from April 2011 until his resignation in June 2012.  He has had significant involvement in, and familiarity with, the Amur Region of Russia.  From 2005 to the present, Mr. Pertovich has served as the head of the Amur Region’s Natural Resource Development Office, which is responsible for the enforcement of laws governing mining licenses in the Amur Region.  From 1998 until 2005, Mr. Pertovich was a Director of Prom Story Mantaje.  From 1995 until 1998, he was Vice President of OAO Concern.  From 1992 until 1995, Mr. Pertovich was a Director of the Internal Economic Office of the Amur Region.

Compliance with Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and 10% shareholders to file reports with the Securities and Exchange Commission on changes in their beneficial ownership of common stock and to provide us with copies of the reports.  Based solely on our review of Forms 3 and 4 furnished to us during 2011 and Form 5s furnished to us with respect to 2011, we are not aware of any director, officer or greater than 10% stockholder that failed to timely file any of these reports.

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

We do not have any equity compensation plans.  However, we may from time to time provide compensation to our executive officers in the form of equity.  We have issued equity to an executive officer on one occasion, when we issued 20,000,000 shares of common stock to Pantelis Zachos, our former Chief Executive Officer and Chief Financial Officer, in May 2010.  The Board approved this issuance based on the significant time commitment and effort made by Mr. Zachos since he became Chief Executive Officer and Chief Financial Officer in 2009.

We have not provided any compensatory benefits to our executive officers, such as automobile allowance, medical insurance or pension plan.  We have no employment contracts with any of our executive officers.

Compensation Tables

The following table provides information as to the compensation paid to our Chief Executive Officer and Chief Financial Officer for the years indicated.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Stock Awards	Total

Pantelis Zachos	2011	$ 0	$ 0	$ 0
Chief Executive Officer and	2010	$ 0	$2,000,000(1)	$2,000,000
Chief Financial Officer	2009	$ 0	$ 0	$ 0

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

Compensation of Directors

Our directors received no cash compensation for services rendered in 2011 and 2010.  As of the date of this Report, we do not pay directors’ fees.

Item 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND  RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth information furnished to us with respect to the beneficial ownership of our common stock by (i) each executive officer and director, and by all directors and executive officers as a group, and (ii) each beneficial owner of more than 5% of our outstanding common stock, in each case as of June 30, 2012.  Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

Name	Number of Shares of Common Stock Beneficially Owned	Percent of Class

Hector A. Veron All directors and executive officers as a group (1 person) Pantelis Zachos	0 0 26,600,000	0% 0% 17.5%
Aikaterini Zernou Zefeirou 35 Voula, Athens, 16673, Greece	38,450,000	25.4%
Agata Gotova 51 Chemin du Tenao, Beausoleil, France	24,420,000	16.1%
ELS Investments 6123 57th Court Vero Beach, Florida	13,000,000	8.6%

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

Pantelis Zachos, our former executive officer, director and a principal shareholder, has periodically made loans to the Company to fund its operations. These loans are non-interest bearing, and are due on demand. Loan balances at December 31, 2011 and 2010 were $431,961 and $228,983, respectively. During the fiscal year ending December 31, 2011, the Company borrowed $202,978 from Mr. Zachos.

Director Independence

We have no “independent” directors under the listing standards for Nasdaq.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

George Stewart, CPA (“Stewart”) audited our financial statements for fiscal year 2010 and 2011.

Aggregate fees billed to us by Stewart for professional services rendered with respect to fiscal years 2010 and 2011 were as follows:

	Stewart
	2011	2010
Audit Fees	$25,500	$41,900
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total	$25,500	$41,900

In the above table, in accordance with the Securities and Exchange Commission’s definitions and rules, “audit fees” are fees we paid for professional services for the audit of our consolidated financial statements included in our Form 10-K and the review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.  In fiscal year 2010, Stewart performed our audit and Gruber reviewed our Form 10-Q’s.  In fiscal year 2011, Stewart performed our audit and reviewed our Form 10-Qs.

The policy of our Board of Directors is that it must approve in advance all services (audit and non-audit) to be rendered by our independent auditors.  The Board of Directors approved in advance the engagements of Gruber and Stewart for their services in fiscal years 2010 and 2011.

Item 15.

EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

(a)

The following financial statements are filed as part of this Report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2010 and 2011

Consolidated Statements of Operations for the years ended December 31, 2010 and 2011 and from December 11, 2007 (inception) through December 31, 2011

Consolidated Statements of Stockholders’ Deficit from December 11, 2007 (inception) through December 31, 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2011 and from December 11, 2007 (inception) through December 31, 2011

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

Date: August 17, 2012	GOLD STANDARD MINING CORP. By: /s/ Hector A. Veron Hector A. Veron Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hector A. Veron Pantelis Zachos	Chief Executive Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	August 17, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3	Amendment of Articles of Incorporation

31.1	Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. § 1350