Form 10-Q
period 2016-03-31
CODE GREEN APPAREL CORP
filed 2016-05-23
CIK 1444403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

CODE GREEN APPAREL CORP
(Exact name of Registrant as specified in its charter)

Nevada	333-206089	80-0250289
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

31642 Pacific Coast Highway, Ste 102, Laguna Beach, CA	92651
(Address of principal executive offices)	(Zip Code)

(888) 884-6277
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐	Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

As of May 19, 2016, there were 371,349,646 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

The Company is including the following cautionary statement for any forward-looking statements made by, or on behalf of, the Company. This quarterly report on Form 10-Q contains “forward looking statements” (as that term is defined in Section 27A(i)(1) of the Securities Act of 1933), including statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this report, if any, and our Registration Statement on Form S-1, as amended, for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “ SEC “) on April 20, 2016 (the “Registration Statement”), under “Risk Factors”. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this report. Forward-looking statements in this report include, among others, statements regarding our capital needs, business plans, and expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of the risks and assumptions include, but are not limited to: our need for additional financing; our exploration activities may not result in commercially exploitable quantities of oil and gas on our properties; the risks inherent in the exploration for oil and gas such as weather, accidents, equipment failures and governmental restrictions; our limited operating history; our history of operating losses; the potential for environmental damage; the competitive environment in which we operate; the level of government regulation, including environmental regulation; changes in governmental regulation and administrative practices; our dependence on key personnel; conflicts of interest of our directors and officers; our ability to fully implement our business plan; our ability to effectively manage our growth; and other regulatory, legislative and judicial developments.

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in this report, if any, and our Annual Report.

The forward-looking statements in this report are made as of the date of this report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” - “Item 1. Financial Statements”.

Item 1. Financial Statements

CODE GREEN APPAREL CORP

BALANCE SHEETS

(UNAUDITED)

	MARCH 31 2016	DECEMBER 31, 2015
ASSETS

CURRENT ASSETS

Cash	$27,763	$32,205
Inventory	184,127	199,324
Prepaid expenses	—	33,387
TOTAL CURRENT ASSETS	211,890	264,916

Fixed assets, net	14,844	1,574

TOTAL ASSETS	$226,734	$266,490

LIABILITIES

CURRENT LIABILITIES

Accounts payable	$168,974	$161,473
Accrued interest	83,342	77,608
Convertible debts payable, net of discount of $16,849 and $23,082, respectively	445,651	439,418
Derivative liability	924,757	824,468

TOTAL CURRENT LIABILITIES	1,622,724	1,502,967

TOTAL LIABILITIES	1,622,724	1,502,967

STOCKHOLDERS’ DEFICIT

Preferred A stock, par value $0.001 per share, Authorized – 1,000 shares, Issued and outstanding – 1,000 and -0- shares, respectively	1	1
Preferred B stock, par value $0.001 per share, Authorized – 200,000 shares, Issued and outstanding – 65,000 and 40,000 shares, respectively	65	40
Common stock, par value $0.001 per share, Authorized – 500,000,000 shares, Issued and outstanding – 371,439,646 and 346,439,646 shares, respectively	371,440	346,440
Additional paid-in capital	10,350,472	10,050,497
Accumulated deficit	(12,117,968)	(11,633,455)

TOTAL STOCKHOLDERS’ DEFICIT	(1,395,990)	(1,236,477)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$226,734	$266,490

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODE GREEN APPAREL CORP

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

	2016	2015

REVENUE	$18,237	$—
COST OF GOODS SOLD	(15,198)	—

GROSS PROFIT	3,039	—

OPERATING EXPENSES
Selling, general and administrative	375,296	30,445

TOTAL OPERATING EXPENSES	375,296	30,445

LOSS FROM OPERATIONS	(372,257)	(30,445)

OTHER INCOME (EXPENSE)
Change in fair value of derivative	154,014	(800,960)
Derivative liability expense – insufficient shares	(254,303)	—
Interest expense	(11,967)	(14,032)

TOTAL OTHER INCOME (EXPENSE)	(112,256)	(814,992)

LOSS BEFORE INCOME TAXES	(484,513)	(845,437)

Income tax expense	—	—

NET LOSS	$(484,513)	$(845,437)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	368,602,393	253,583,529

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODE GREEN APPAREL CORP

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(UNAUDITED)

	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2015	1,000	$1	40,000	$40	346,439,646	$346,440	$10,050,497	$(11,633,455)	$(1,236,477)

Issuance of shares for services	—	—	—	—	25,000,000	25,000	50,000	—	75,000

Issuance of shares for cash	—	—	25,000	25	—	—	249,975	—	250,000

Net loss	—	—	—	—	—	—	—	(484,513)	(230,210)

Balance, March 31, 2016	1,000	$1	65,000	$65	371,439,646	$371,440	$10,350,472	$(12,117,968)	$(1,395,990)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODE GREEN APPAREL CORP

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(484,513)	$(845,437)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
(Gain) loss on derivative revaluation	(154,014)	800,960
Derivative liability – insufficient shares	254,303	—
Depreciation	658	112
Common stock issued for services	75,000	—
Amortization of debt discount	6,233
Changes in operating assets and liabilities:
Inventory	15,197	—
Prepaid expenses	33,387
Accounts payable	7,501	7,500
Accrued interest	5,734	14,031

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(240,514)	(22,834)

CASH FLOWS USED BY INVESTING ACTIVITIES:
Purchase of fixed assets	(13,928)	—

NET CASH USED BY INVESTING ACTIVITIES	(13,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	—	25,000
Proceeds from the sale of preferred B stock	250,000	—
Proceeds from related party notes	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	250,000	25,000

NET INCREASE (DECREASE) IN CASH	(4,442)	2,166

CASH AT THE BEGINNING OF THE PERIOD	32,205	10,009

CASH AT THE END OF THE PERIOD	$27,763	$12,175

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$—	$—
Taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODE GREEN APPAREL CORP

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1     ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Business

Code Green Apparel Corp, formerly known as Gold Standard Mining Corp. (the “Company”) was incorporated in Nevada on December 11, 2007 as Fluid Solutions, Inc.  On May 6, 2009, Fluid Solutions, Inc. acquired all of the outstanding capital stock of Gold Standard Mining Corp., a Wyoming corporation (“GS Wyoming”), in exchange for 100,669,998 shares of its common stock pursuant to an Exchange Agreement dated May 6, 2009 with that corporation and its shareholders.  Concurrently with the acquisition, Pantelis Zachos, its Chief Executive Officer and a director, tendered 59,400,000 shares of common stock back to Fluid Solutions, Inc. for retirement.

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

On July 17, 2012, Gold Standard Mining Corp. changed its name to J.D. Hutt Corporation as it sought to engage in opportunities outside of mining and natural resource exploration. From that time, and for a period of nearly two years, the Company’s operations consisted of seeking other opportunities. On April 26, 2014, and with the appointment of George Powell as its CEO and Director, the Company officially changed its business model to offer eco-friendly corporate apparel primarily constructed from recycled textiles. To better reflect the Company’s change in business direction, the Company officially changed its name to Code Green Apparel Corp on May 15, 2015.

Basis of Presentation and Going Concern

The Company has not generated any revenues from operations since inception.  Since inception, it has incurred significant losses to date, and as of March 31, 2016, has an accumulated deficit of approximately $12,100,000.  The Company’s ability to continue its operations is uncertain and is dependent upon its ability to implement a business plan sufficient to generate a positive cash flow and/or raise capital to fund its operations.

These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations in the normal course of business.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results could vary materially from management’s estimates and assumptions. Additionally, interim results may not be indicative of the Company’s results for future interim periods, or the Company’s annual results.

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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at March 31, 2016 and December 31, 2015 do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton pricing model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The Company has determined that certain convertible debt instruments outstanding as of the date of these financial statements include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock (“ASC 815-40”). Certain of the convertible debentures have a variable exercise price, thus are convertible into an indeterminate number of shares for which we cannot determine if we have sufficient authorized shares to settle the transaction with. Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period. Any change in fair value during the period recorded in earnings as “Other income (expense) - gain (loss) on change in derivative liabilities.”

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability – December 31, 2015	$824,468	$—	$—	$ 824,468
Derivative liability – March 31, 2016	$924,757	$—	$—	$ 924,757

Balance at December 31, 2015	$824,468
Initial measurement at issuance date of the notes	—
Initial measurement due to insufficient shares available for issuance	254,303
Change in derivative liability during the three months ended March 31, 2016	(154,014)
Balance March 31, 2016	$924,757

Net Income (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Any anti-dilutive effects on net income (loss) per share are excluded. The Company has no potentially dilutive securities outstanding as of March 31, 2016.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which temporary differences such as loss carry-forwards and tax credits become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment and ensuring that the deferred tax asset valuation allowance is adjusted as appropriate.

NOTE 2     CONVERTIBLE NOTES

On May 1, 2014, the Company entered into an agreement with a business advisor. The agreement calls for monthly payments of $2,500 in service fees along with the issuance of a $500,000 fully earned convertible debt that accrues interest at 8%. During December 2015 the Company issued 25,000,000 shares of common stock in payment of $212,500 of principal on this convertible debt. At March 31, 2016 and December 31, 2015, $57,500 and $50,000 was owed in services fees, accrued interest was $71,315 and $65,581 and the outstanding convertible debt was $287,500 and $287,500, respectively.

During the year ended December 31, 2014, the Company issued $173,500 of convertible debts. The convertible debts carry interest at 10% per annum and are due in 24 months from the date of issuance, June 2016 through September 2016. The note holders have the option to convert into shares of the Company’s common stock after 180 days at 50% of the market price. During April and May of 2015, the Company issued 14,660,440 shares of common stock upon conversion of $173,500 of principal amount outstanding under these convertible debts. Total outstanding convertible debt was $-0- and $-0- at March 31, 2016 and December 31, 2015, respectively. The accrued interest on the convertible debt was $12,027 and $12,027 at March 31, 2016 and December 31, 2015, respectively.

During December 2015, the Company issued a convertible debt in the amount of $175,000. The convertible debt is due in one year and contains a prepayment penalty of $25,000. The remaining balance due at March 31, 2016 and December 31, 2015 was $175,000 and $175,000, respectively.

Derivative Liability

On May 1, 2014, the Company secured $500,000 in the form of a convertible promissory note. The note bear interest at the rate of 8% until they mature, or until there is an event of default. The note matured on May 1, 2015. The holder has the option to convert any balance of principal and interest into common stock of the Company. The rate of conversion for these notes is calculated as the lowest of the 20 trading closing prices immediately preceding such conversion, discounted by 50%.

On December 3, 2015, the Company secured $175,000 in the form of a convertible promissory note. The note does not bear interest if there is an event of default. The note matures on December 3, 2016. The holder has the option to convert any balance of principal into common stock of the Company. The rate of conversion for these notes is calculated as the lowest of the 10 trading closing prices immediately preceding such conversion, discounted by 32.5%.

Due to the variable conversion price associated with these convertible promissory notes, the Company has determined that the conversion feature is considered a derivative liability. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.

The initial fair value of the embedded debt derivative of $500,842 and $227,746 was charged to current period operations as interest expenses. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	0.10%;
(2) dividend yield of	0%;
(3) volatility factor of	435%;
(4) an expected life of the conversion feature of	365 days, and
(5) estimated fair value of the company’s common stock of	$0.008 per share.

During the three months ended, the Company recorded the loss (gain) in fair value of derivative $154,014.

The following table represents the Company’s derivative liability activity for the year ended:

Balance at December 31, 2015	$824,468
Initial measurement at issuance date of the notes	—
Initial measurement due to insufficient shares available for issuance	254,303
Change in derivative liability during the three months ended March 31, 2016	(154,014)
Balance March 31, 2016	$924,757

NOTE 3     Derivative financial instruments

The following table presents the components of the Company’s derivative financial instruments associated with convertible promissory notes (Notes 2) which have no observable market data and are derived using the Black-Scholes option pricing model measured at fair value on a recurring basis, using Level 1 and 3 inputs to the fair value hierarchy, at March 31, 2016 and 2015:

	2016	2015
Embedded conversion features	$—	$—
Warrants	—	—
Insufficient shares	254,303	—
Derivative financial instruments	$254,303	$—

These derivative financial instruments arise as a result of applying ASC 815 Derivative and Hedging (“ASC 815”), which requires the Company to make a determination whether an equity-linked financial instrument, or embedded feature, is indexed to the entity’s own stock. This guidance applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own stock.

During the three months ended March 31, 2016, the Company had outstanding notes with embedded conversion features and the Company did not, at this date, have a sufficient number of authorized and available shares of common stock to settle the outstanding contracts which triggered the requirement to account for these instruments as derivative financial instruments until such time as the Company has sufficient authorized shares.

Subsequent to March 31, 2016, the Company intends to request stockholder approval through written shareholder consent to increase the authorized shares of common stock in the Company from 500,000,000 to an amount, which would be a sufficient to fully settle all the outstanding contracts.

NOTE 4     STOCKHOLDERS’ EQUITY

On January 10, 2016, the Company issued 10,000,000 shares of its restricted common stock to its President and CEO, George J. Powell, III as a bonus in consideration for his efforts throughout the 2015 fiscal year. The shares had a fair market value of $30,000.

On January 10, 2016, the Company issued 10,000,000 shares of its restricted common stock to its newly appointed Director and COO, Thomas Witthuhn, as a signing bonus for his appointment to the Company’s board of directors. The shares had a fair market value of $30,000.

On January 10, 2016, the Company issued 5,000,000 shares of its restricted common stock to Anubis Capital Partners as a bonus and in consideration for strategic advisory services rendered throughout the 2015 fiscal year. The shares had a fair market value of $15,000.

Preferred A Stock

On May 22, 2015, the Company designated a series of Preferred A Stock. The holders of the preferred A stock shall not be entitled to receive dividends paid on the Company’s common stock. The holders of the preferred A stock shall not be entitled to any liquidation preferences. The shares of the preferred A stock have no conversion rights. Following the third anniversary of the original issuance of the preferred A stock, the Company shall have the option to redeem any and all outstanding shares of the preferred A stock by paying the holders a redemption price of $100 per share.

Preferred B Stock

On December 7, 2015, the Company designated a series of Preferred B Stock. The holders of the preferred B stock shall not be entitled to receive dividends paid on the Company’s common stock. The holders of the preferred B stock shall not be entitled to any liquidation preferences. The shares of the preferred B stock have no conversion rights. Following the third anniversary of the original issuance of the preferred B stock, the Company shall have the option to redeem any and all outstanding shares of the preferred B stock by paying the holders a redemption price of $40 per share.

On January 4, 2016, the Company sold 25,000 shares of its restricted Series B Convertible Preferred Stock to Dr. Scheffey in connection with the Subscription Agreement as dated December 7, 2015 (the January 1, 2016 payment) and received $250,000.

NOTE 5     GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has had no revenues since inception.  Since inception, it has incurred significant losses to date, and as of March 31, 2016, has an accumulated deficit of approximately $12,100,000.  The Company’s ability to continue its operations is uncertain and is dependent upon its ability to implement a business plan sufficient to generate a positive cash flow and/or raise capital to fund its operations. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations in the normal course of business.

NOTE 6     SUBSEQUENT EVENTS

None

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the results of operations and financial condition.  Expectations of future financial condition and results of operations are based upon current business plans and may change.  The discussion should be read in conjunction with the audited financial statements and notes thereto.

Results of Operations

The following table presents the Company’s Statements of Operations for the three months ended March 31, 2016 and 2015

	2016	2015

Gross Profit	$3,039	$—

Operating expenses:
Selling, general and administrative	375,296	30,445
Total operating expenses	375,296	30,445

Loss from operations	(372,257)	(30,445)

Other income or (expense)	(112,257)	(814,992)

Net loss	$(1,782,423)	$(845,437)

Three months ended March 31, 2016 and 2015

Gross Profit

During the three months ended March 31, 2016, the Company sold $18,237 in goods with associated costs of $15,198. The Company recognized a gross profit of $3,039 for the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company reported no sales.

Operating expenses

The Company incurred $375,296 in selling, general and administrative expenses for the three months ended March 31, 2016, a $344,851 increase from $30,445 incurred during the three months ended March 31, 2015. Selling, general and administrative expenses consist of expenses the Company incurs during day to day operations.

During the three months ended March 31, 2016 the Company incurred $33,387 of consulting expense. The Company incurred no consulting expenses during the three months ended March 31, 2015. Consulting expenses relate to the new line of business the Company is pursuing.

During the three months ended March 31, 2016 the Company incurred $152,071 of legal, accounting and professional expense which is a $136,101 increase from the $15,970 incurred during the three months ended March 31, 2015. Legal, accounting and professional expense relates to the Company’s efforts to restate its filing status with the Securities and Exchange Commission.

During the three months ended March 31, 2016 the Company incurred $25,244 of product development which is a $25,210 increase compared to $34 incurred during the three months ended March 31, 2016. Product development expenses relate to the new line of business the Company is pursuing.

During the three months ended March 31, 2016 the Company incurred $54,157 of travel expense which is a $49,161 increase from the $4,996 incurred during the three months ended March 31, 2015. Travel expenses relate to the efforts by management to begin the new line of business.

During the three months ended March 31, 2016, the Company recorded $75,000 of non-cash compensation related to the stock issuance to the Company’s CEO, the Company’s COO and a consulting firm.

Other income or (expense)

During the three months ended March 31, 2016 the Company reported $11,967 of interest expense compared to $14,032 reported during the three months ended March 31, 2015. The interest expense relates to the convertible debts issued during 2014 and 2015.

During the three months ended March 31, 2016, the Company recognized a gain in the amount of $396,385 as the result of the revaluation of the derivative liability. During the three months ended March 31, 2015, the Company recognized a gain in the amount of $800,960 as the result of the revaluation of the derivative liability.

During the three months ended March 31, 2016, the Company recognized additional derivative expense in the amount of $254,303 related to the derivative created due to the insufficient shares of common stock available for issuance.

Net loss

The Company had a net loss for three months ended March 31, 2016 of $484,513, a $360,9245 decrease from $845,437 incurred during the three months ended March 31, 2015. The increase in net loss was primarily due to the Company’s efforts to begin the new line of business and restate its filing with the Securities and Exchange Commission.

Liquidity and capital resources

The Company had accumulated deficit at March 31, 2016 of approximately $12,100,000 The Company has incurred a loss of $484,513 in the three months ended March 31, 2016 and has negative working capital of $1,410,834 as of March 31, 2016. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plans to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management. Failure to raise additional capital or improve its performance in the next 12 months will cause the Company to significantly curtail its business activities and expansion plans within the next twelve months.

The Company has $27,763 in cash as of March 31, 2016 compared to $32,205 as of December 31, 2015 as a result of stock subscriptions and convertible debentures issued during the year ended December 31, 2015.

Critical Estimates and Judgments

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates its estimates and judgments, including those related to receivables and accrued expenses. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable based on the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of the Company’s intangible assets, the amount of stock compensation, and the amount of accrued liabilities that are not readily attainable from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements.

The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company’s future actual results may differ materially from the results discussed herein, including those in the forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company we are not required to provide the information required by this Item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, prior to the next fiscal year as the company’s finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2016:

i)	Lack of segregation of duties. At this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management will periodically reevaluate this situation.

ii)	Lack of an independent audit committee. Although the Board of Directors serves an audit committee it is not comprised solely of independent directors. We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

iii)	Insufficient number of independent directors. At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

We are not currently a party to any pending legal proceeding as of September 30, 2015, we were not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of five percent or more of our voting securities are adverse to us or have a material interest adverse to us. The legal agreement reached with a former convertible note holder is described below.

Item 1a. Risk Factors

As a smaller reporting company we are not required to provide the information required by this Item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On January 4, 2016, the Company sold 25,000 shares of its restricted Series B Convertible Preferred Stock to Dr. Scheffey in connection with the Subscription Agreement as dated December 7, 2015 (the January 1, 2016 payment) and received $250,000.

On January 10, 2016, the Company issued 10,000,000 shares of its restricted common stock to its President and CEO, George J. Powell, III as a bonus in consideration for his efforts throughout the 2015 fiscal year. The shares had a fair market value of $30,000.

On January 10, 2016, the Company issued 10,000,000 shares of its restricted common stock to its newly appointed Director and COO, Thomas Witthuhn, as a signing bonus for his appointment to the Company’s board of directors. The shares had a fair market value of $30,000.

On January 10, 2016, the Company issued 5,000,000 shares of its restricted common stock to Anubis Capital Partners as a bonus and in consideration for strategic advisory services rendered throughout the 2015 fiscal year. The shares had a fair market value of $15,000.

Exemption from Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Rule 506 of Regulation D and Section 4(a) (2) of the Securities Act of 1933, as amended (the “1933 Act”). All of the individuals and/or entities that purchased the unregistered securities were primarily existing shareholders, known to the Company and its management, through pre-existing business relationships or as business associates. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends (to be removed subject to rule 144), prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition. The issuances were not accompanied by advertising nor were any commissions paid on the sales.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRLTaxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Code Green Apparel Corp.
Date: May 20, 2016	By:	/s/ George J. Powell
George J. Powell
Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2016	By:	/s/ George J. Powell
George J. Powell
Chief Financial Officer (Principal Accounting Officer)

