Form 10-Q
period 2016-06-30
CODE GREEN APPAREL CORP
filed 2016-08-22
CIK 1444403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2016

Commission file number: 333-206089

CODE GREEN APPAREL CORP.
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

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒

As of August 17, 2016, there were 383,349,646 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CODE GREEN APPAREL CORP

BALANCE SHEETS

(UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS

CURRENT ASSETS

Cash	$16,894	$32,205
Inventory	175,627	199,324
Prepaid expenses	—	33,387
TOTAL CURRENT ASSETS	192,521	264,916

Fixed assets, net	14,024	1,574
Purchased contract	280,000	—

TOTAL ASSETS	$486,545	$266,490

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued expenses	$292,068	$161,473
Accrued interest	89,683	77,608
Convertible debts payable, net of discount of $31,053 and $23,082, respectively	748,728	439,418
Derivative liability	2,324,152	824,468

TOTAL CURRENT LIABILITIES	3,454,631	1,502,967

TOTAL LIABILITIES	3,454,631	1,502,967

STOCKHOLDERS’ DEFICIT

Series A Preferred Stock, par value $0.001 per share, Authorized – 1,000 shares, Issued and outstanding – 1,000 and -0- shares, respectively	1	1
Series B Preferred Stock, par value $0.001 per share, Authorized – 200,000 shares, Issued and outstanding – 65,000 and 40,000 shares, respectively	65	40
Common stock, par value $0.001 per share, Authorized – 500,000,000 shares, Issued and outstanding – 383,439,646 and 346,439,646 shares, respectively	383,440	346,440
Additional paid-in capital	10,410,472	10,050,497
Accumulated deficit	(13,762,064)	(11,633,455)

TOTAL STOCKHOLDERS’ DEFICIT	(2,968,086)	(1,236,477)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$486,545	$266,490

See notes to financial statements.

CODE GREEN APPAREL CORP

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

REVENUE	$10,141	$—	$28,378	$—
COST OF GOODS SOLD	(8,500)	—	(23,698)	—

GROSS PROFIT	1,641	—	4,680	—

OPERATING EXPENSES
Selling, general and administrative	226,390	484,887	601,686	515,332

TOTAL OPERATING EXPENSES	226,390	484,887	601,686	515,332

LOSS FROM OPERATIONS	(224,749)	(484,887)	(597,006)	(515,332)

OTHER INCOME (EXPENSE)
Change in fair value of derivative	(747,718)	(113,003)	(593,704)	(913,963)
Derivative liability expense – insufficient shares	(651,677)	—	(905,980)	—
Interest expense	(19,952)	(10,794)	(31,919)	(24,826)

TOTAL OTHER INCOME (EXPENSE)	(1,419,347)	(123,797)	(1,531,603)	(938,789)

LOSS BEFORE INCOME TAXES	(1,644,096)	(608,684)	(2,128,609)	(1,454,121)

Income tax expense	—	—	—	—

NET LOSS	$(1,644,096)	$(608,654)	$(2,128,609)	$(1,454,121)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	373,300,195	292,559,475	370,951,294	273,071,502

See notes to financial statements.

CODE GREEN APPAREL CORP

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2015	1,000	$1	40,000	$40	346,439,646	$346,440	$10,050,497	$(11,633,455)	$(1,236,477)

Issuance of shares for services	—	—	—	—	32,000,000	32,000	85,000	—	117,000

Issuance of shares for cash	—	—	25,000	25	—	—	249,975	—	250,000

Issuance of shares for asset purchase	—	—	—	—	5,000,000	5,000	25,000	—	30,000

Net loss	—	—	—	—	—	—	—	(2,128,609)	(2,128,609)

Balance, June 30, 2016	1,000	$1	65,000	$65	371,439,646	$383,440	$10,410,472	$(13,762,064)	$(2,968,086)

See notes to financial statements.

CODE GREEN APPAREL CORP

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,128,609)	$(1,454,121)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
(Gain) loss on derivative revaluation	593,704	913,963
Derivative liability – insufficient shares	905,980	—
Depreciation	1,478	225
Series A Preferred Stock issued for services	—	180,000
Common stock issued for services	117,000	79,000
Amortization of debt discount	13,354	—
Changes in operating assets and liabilities:
Inventory	23,697	(190,358)
Prepaid expenses	33,387	—
Accounts payable and accrued expenses	80,595	8,000
Accrued interest	12,075	24,825

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(347,339)	(438,466)

CASH FLOWS USED BY INVESTING ACTIVITIES:
Purchase of fixed assets	(13,928)	—

NET CASH USED BY INVESTING ACTIVITIES	(13,928)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	—	545,000
Proceeds from the sale of Series B Preferred Stock	250,000	—
Proceeds from notes payable, net of repayments	95,956	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	345,956	545,000

NET INCREASE (DECREASE) IN CASH	(15,311)	106,534

CASH AT THE BEGINNING OF THE PERIOD	32,205	10,009

CASH AT THE END OF THE PERIOD	$16,894	$116,543

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$6,490	$—
Taxes paid	$—	$—

See notes to financial statements.

CODE GREEN APPAREL CORP

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Business

Code Green Apparel Corp., formerly known as Gold Standard Mining Corp. (the “Company”) was incorporated in Nevada on December 11, 2007 as Fluid Solutions, Inc. On May 6, 2009, Fluid Solutions, Inc. acquired all of the outstanding capital stock of Gold Standard Mining Corp., a Wyoming corporation (“GS Wyoming”), in exchange for 100,669,998 shares of its common stock pursuant to an Exchange Agreement dated May 6, 2009 with that corporation and its shareholders. Concurrently with the acquisition, Pantelis Zachos, its Chief Executive Officer and a director, tendered 59,400,000 shares of common stock back to Fluid Solutions, Inc. for retirement.

On May 18, 2009, Fluid Solutions, Inc. changed its name to “Gold Standard Mining Corp.” and effected a 3.3 to 1 forward stock split. This split has been retroactively reflected in these financial statements.

As of the date that the Company acquired GS Wyoming, GS Wyoming’s principal asset was rights under an Exchange Agreement, dated February 9, 2009, pursuant to which GS Wyoming had agreed to acquire Rosszoloto Co. Ltd., a limited liability company organized under the laws of Russia (“Rosszoloto”), in a stock exchange. Rosszoloto is engaged in the business of gold mining in the Amur region of Russia near the border between Russia and China. The Company completed the acquisition of Rosszoloto in June 2010. The Company issued a total of 100,669,998 shares of common stock to the shareholders of GS Wyoming.

In the spring of 2011, during the course of preparation of financial statements of the Company, the Board of Directors concluded that the Company could not get the financial information regarding Rosszoloto necessary for the financial statements of the Company, including Rosszoloto, to be audited. Based on this, in May 2011, the Company rescinded the acquisition of Rosszoloto and has treated the transaction as never having occurred. In connection with such rescission, the Company received back 51,499,998 shares of its common stock that were issued to acquire GS Wyoming.

On July 17, 2012, Gold Standard Mining Corp. changed its name to “J.D. Hutt Corporation” as it sought to engage in opportunities outside of mining and natural resource exploration. From that time, and for a period of nearly two years, the Company’s operations consisted of seeking other opportunities. On April 26, 2014, and with the appointment of George Powell as its CEO and Director, the Company officially changed its business model to offer eco-friendly corporate apparel primarily constructed from recycled textiles. To better reflect the Company’s change in business direction, the Company officially changed its name to “Code Green Apparel Corp.” on May 15, 2015.

The Company is a publicly held Nevada corporation, whose common stock trades on the OTC Market Group, Inc.’s Pink Sheets under the trading symbol, “CGAC.”

Basis of Presentation and Going Concern

The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

The Company has generated only limited revenues from operations since inception. Since inception, it has incurred significant losses to date, and as of June 30, 2016, has an accumulated deficit of approximately $13,800,000. The Company’s ability to continue its operations is uncertain and is dependent upon its ability to implement a business plan sufficient to generate a positive cash flow and/or raise capital to fund its operations.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company periodically reviews its inventories for indications of slow movement and obsolescence and records an allowance when it is deemed necessary.

Revenue Recognition

The Company recognizes gross sales when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collection is probable. It recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”).

Stock Based Compensation

The Company from time to time issues shares of common stock for services. These issuances have been valued at the estimated fair market value of the services since its stock is thinly traded and the Company has raised minimal cash from sales of stock.

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at June 30, 2016 and December 31, 2015 do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability – December 31, 2015	$824,468	$—	$—	$824,468
Derivative liability – June 30, 2016	$2,324,152	$—	$—	$2,324,152

Balance at December 31, 2015				$824,468
Initial measurement at issuance date of the notes				322,660
Initial measurement due to insufficient shares available for issuance				905,980
Change in derivative liability during the six months ended June 30, 2016				271,044
Balance June 30, 2016				$2,324,152

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Any anti-dilutive effects on net income (loss) per share are excluded. The Company has no potentially dilutive securities outstanding as of June 30, 2016.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued an accounting standard update which requires, among other things, that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in earnings. Under the standard, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available for sale as a component of other comprehensive income. For equity investments without readily determinable fair values the cost method of accounting is also eliminated, however subject to certain exceptions, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment and plus or minus adjustments for observable price changes, with all such changes recognized in earnings. This new standard does not change the guidance for classifying and measuring investments in debt securities and loans. The standard is effective for us on July 1, 2018 (the first quarter of our 2019 fiscal year). The Company is currently evaluating the anticipated impact of this standard on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-10 on its consolidated financial statements.

NOTE 2	CONVERTIBLE NOTES

On May 1, 2014, the Company entered into an agreement with Anubis Capital Partners, a business advisor. The agreement calls for monthly payments of $2,500 in service fees along with the issuance of a $500,000 fully earned convertible debt that accrues interest at 8% per annum. During December 2015, the Company issued 25,000,000 shares of common stock in payment of $212,500 of principal on this convertible debt. At June 30, 2016 and December 31, 2015, $30,000 and $50,000 was owed in services fees, accrued interest was $77,049 and $65,581 and the outstanding convertible debt was $287,500 and $287,500, respectively.

During the year ended December 31, 2014, the Company issued $173,500 of convertible notes. The convertible notes carry interest at 10% per annum and are due 24 months from the date of issuance, June 2016 through September 2016. The note holders have the option to convert into shares of the Company’s common stock after 180 days at 50% of the market price. During April and May of 2015, the Company issued 14,660,440 shares of common stock upon conversion of $173,500 of principal amount outstanding under these convertible notes. Total outstanding convertible debt was $-0- and $-0- at June 30, 2016 and December 31, 2015, respectively. The accrued interest on the convertible notes was $12,027 and $12,027 at June 30, 2016 and December 31, 2015, respectively.

During December 2015, the Company issued a convertible note in the amount of $175,000. The convertible note is due in one year and contains a prepayment penalty of $25,000. The remaining balance due at June 30, 2016 and December 31, 2015 was $175,000 and $175,000, respectively.

During June 2016, the Company sold a convertible note in the principal amount of $121,325. The convertible note is due in one year and contains an original issue discount in the amount of $15,825. The remaining balance due at June 30, 2016 and December 31, 2015 was $117,281 and $-0-, respectively.

Derivative Liability

On May 1, 2014, the Company secured $500,000 in the form of a convertible promissory note. The note bears interest at the rate of 8% per annum until it matures, or until there is an event of default. The note matured on May 1, 2015. The holder has the option to convert any balance of principal and interest into common stock of the Company. The rate of conversion for the note is calculated as the lowest of the 20 trading closing prices immediately preceding such conversion, discounted by 50%. A total of $237,000 remains outstanding as of June 30, 2016, and a total of $233,000 was converted into shares of common stock.

On December 3, 2015, the Company secured $175,000 in the form of a convertible promissory note. The note does not bear interest until or unless there is an event of default. The note matures on December 3, 2016. The holder has the option to convert any balance of principal into common stock of the Company. The rate of conversion for the note is calculated as the lowest of the 10 trading closing prices immediately preceding such conversion, discounted by 32.5%.

On June 15, 2016, the Company secured $121,325 in the form of a convertible promissory note. The note bears interest at 12% per annum. The note matures on June 15, 2017. The holder has the option to convert any balance of principal into common stock of the Company after the initial 180 days. The rate of conversion for this note is calculated as the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 50%.

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

The initial fair values of the embedded debt derivatives of $500,842, $227,746 and $322,660 were charged to current period operations as interest expenses. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	0.10% to 0.45%
(2) dividend yield of	0%;
(3) volatility factor of	248% to 435%;
(4) an expected life of the conversion feature of	365 days; and
(5) estimated fair value of the Company’s common stock of	$0.006 to $0.008 per share.

During the six months ended June 30, 2016, the Company recorded a loss in fair value of derivative of $593,704.

The following table represents the Company’s derivative liability activity for the six months ended June 30, 2016:

Balance at December 31, 2015	$824,468
Initial measurement at issuance date of the notes	322,660
Initial measurement due to insufficient shares available for issuance	905,980
Change in derivative liability during the six months ended June 30, 2016	271,044
Balance June 30, 2016	$2,324,152

NOTE 3	Derivative financial instruments

The following table presents the components of the Company’s derivative financial instruments associated with convertible promissory notes (See Note 2) which have no observable market data and are derived using the Black-Scholes option pricing model measured at fair value on a recurring basis, using Level 1 and 3 inputs to the fair value hierarchy, at June 30, 2016 and 2015:

	2016	2015
Embedded conversion features	$1,418,172	$—
Warrants	—	—
Insufficient shares	905,980	—
Derivative financial instruments	$2,324,152	$—

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

During the six months ended June 30, 2016, the Company had outstanding notes with embedded conversion features and the Company did not, at this date, have a sufficient number of authorized and available shares of common stock to settle the outstanding contracts which triggered the requirement to account for these instruments as derivative financial instruments until such time as the Company has sufficient authorized shares.

NOTE 4	LEASE COMMITMENTS

Laguna Beach Office

The Company is obligated under a commercial real estate lease agreement with World Properties, L.P. The lease is for a term of 60 months which began February 1, 2016 and expires January 31, 2021. The lease calls for current monthly rental payments of $3,438.

Dallas Office

The Company is obligated under a commercial real estate sublease agreement with Granite One West, Ltd. The sublease is for a term of seven months which began on August 1, 2016 and expires on February 28, 2017. The lease calls for current monthly rental payments of $2,200.

Rental expense for the six months ended June 30, 2016 and 2015 was $25,023 and $3,000, respectively. Future minimum rental payments for the remaining terms are as follows:

Year Ending December 31,	Amount
2016	$31,628
2017	45,656
2018	41,256
2019	41,256
2020	41,256
Thereafter	3,438
Total	$204,490

NOTE 5	STOCKHOLDERS’ EQUITY

On January 10, 2016, the Company issued 10,000,000 shares of its restricted common stock to its President and CEO, George J. Powell, III as a bonus in consideration for his efforts throughout the 2015 fiscal year. The shares had a fair market value of $30,000.

On January 10, 2016, the Company issued 10,000,000 shares of its restricted common stock to its then newly appointed Director and COO, Thomas Witthuhn, as a signing bonus for his appointment to the Company’s Board of Directors. The shares had a fair market value of $30,000.

On January 10, 2016, the Company issued 5,000,000 shares of its restricted common stock to Anubis Capital Partners as a bonus and in consideration for strategic advisory services rendered throughout the 2015 fiscal year. The shares had a fair market value of $15,000.

On June 15, 2016, the Company issued 5,000,000 shares of its restricted common stock to an unrelated party as partial payment of the Asset Purchase Agreement, see Note 6. The shares had a fair market value of $30,000.

During June, 2016, the Company issued 7,000,000 shares of its restricted common stock to unrelated parties pursuant to employment services, see Note 7. The shares had a fair market value of $42,000.

Series A Preferred Stock

On May 22, 2015, the Company designated a series of Series A Preferred Stock. The holders of the Series A Preferred Stock are not be entitled to receive dividends paid on the Company’s common stock. The holders of the Series A Preferred Stock are not entitled to any liquidation preferences. The shares of the Series A Preferred Stock have no conversion rights. The Series A Preferred Stock provide the holder thereof the power to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to fifty-one percent (51%) of the total vote. Following the third anniversary of the original issuance of the Series A Preferred Stock, the Company has the option with (a) the unanimous consent or approval of all members of the Board of Directors of the Company; (b) the approval of the holders of a majority of the outstanding shares of Series A Preferred Stock; and (c) the approval of any interest or option holder(s) of such Series A Preferred Stock, to redeem any and all outstanding shares of the Series A Preferred Stock by paying the holders a redemption price of $100 per share.

Series B Preferred Stock

On December 7, 2015, the Company designated a series of Series B Preferred Stock. The Series B Preferred Stock have an original issue price and liquidation preference (pro rata with the common stock) of $10.00 per share. The Series B Preferred Stock provides the holders thereof the right to convert such shares of Series B Preferred Stock into common stock on a 100-for-one basis, provided that no conversion can result in the conversion of more than that number of shares of Series B Preferred Stock, if any, such that, upon such conversion, the aggregate beneficial ownership of the Company’s common stock of any such holder and all persons affiliated with any such holder as described in Rule 13d-3 is more than 4.99% of the Company’s common stock then outstanding (the “Maximum Percentage”). For so long as any shares of the Series B Convertible Preferred Stock remain issued and outstanding, the holders thereof are entitled to vote that number of votes as equals the number of shares of common stock into which such holder’s aggregate shares of Series B Convertible Preferred Stock are convertible, subject to the Maximum Percentage.

On December 7, 2015, the Company entered into an Exchange Agreement (the “Exchange”) with its shareholder, Dr. Eric H. Scheffey, whereby Dr. Scheffey exchanged forty million (40,000,000) shares of the Company’s restricted common stock for 40,000 shares of the Company’s Series B Preferred Stock.

On January 4, 2016, the Company sold 25,000 shares of its restricted Series B Preferred Stock to Dr. Scheffey in connection with the Subscription Agreement as dated December 7, 2015 (the January 1, 2016 payment) and received $250,000.

NOTE 6	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has had only limited revenues since inception. Since inception, it has incurred significant losses to date, and as of June 30, 2016, has an accumulated deficit of approximately $13,800,000. The Company’s ability to continue its operations is uncertain and is dependent upon its ability to implement a business plan sufficient to generate a positive cash flow and/or raise capital to fund its operations. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations in the normal course of business.

NOTE 7	ASSET PURCHASE AGREEMENT

Effective on June 23, 2016, the Company entered into an Asset Purchase Agreement with 10Star LLC (“10Star” and the “Purchase Agreement”), pursuant to which, the Company purchased certain contracts, relating to 10Star’s “On the Border” and “7-Eleven” accounts (the “Purchased Accounts”).

The purchase price paid for the Assets at closing on June 23, 2016, was (a) $50,000 in cash; (b) 5 million shares of restricted common stock; and (c) a promissory note in the amount of $200,000 (the “Promissory Note”). The total purchase price of $280,000 is presented on the current balance sheet as “Purchased contract” as of June 30, 2016.

The parties agreed to certain post-closing requirements in connection with the Acquisition. We agreed that Chase Daniel, the Chief Executive Officer and majority owner of 10Star, would be invited to serve as a member of the Company’s Board of Directors, subject to the Board of Directors confirming his qualifications, for a period of not less than one (1) year from the closing, which appointment was effective on June 23, 2016. We agreed to provide Mr. Daniel, upon payment in full of the Promissory Note, a commission equal to 3% of all net sales (gross sales generated by us, less (i) returns, (ii) discounts, (iii) adjustments, and (iv) allowances) shipped by us (and paid for by customers), relating to the Purchased Accounts, payable monthly in arrears. We agreed to keep complete and accurate books and records showing all net sales with respect to the Purchased Accounts and to allow Mr. Daniel audit and inspection rights in connection therewith. In the event any audit reveals a shortfall, we are required to immediately pay such shortfall, with any amount not immediately paid accruing interest at the rate of 15% per annum until paid, and we are required to reimburse Mr. Daniel for the cost of such audit in the event any shortfall is greater than 5% of the amount of commissions paid in the prior 12 months.

Amounts due under the Promissory Note accrue interest at the rate of 10% per annum (12% upon the occurrence of an event of default), with all interest payable on the maturity date of the Promissory Note, June 23, 2018, provided that the amounts owed under the Promissory Note can be pre-paid in whole or part at any time prior to maturity. Until the earlier of (a) the maturity date of the Promissory Note; and (b) the date the Promissory Note is paid in full, we are required to pay 10Star fifty percent (50%) of the Gross Profits generated by us in connection with the Purchased Accounts, no later than the end of the calendar month following the month during which we generate such Gross Profits and receive payment in connection therewith. “Gross Profit” means: (x) the total gross revenues derived from the Purchased Accounts, less (y) (i) cost of goods sold, (ii) returns, (iii) discounts, (iv) adjustments, and (v) allowances, and those other items that are customarily subtracted from total gross revenue to determine gross profit in accordance with generally accepted accounting principles (“GAAP”). Each payment is credited first to accrued interest and second to principal. The Promissory Note contains standard and customary events of default. The Promissory Note is unsecured and 10Star has no right to any collateral or security interests in connection therewith.

NOTE 8	EMPLOYMENT AGREEMENTS

As part of, and as a required term and condition of the Purchase Agreement, the Company entered into executive employment agreements with Aaron Luna and William Joseph (J.B.) Hill, to serve as Executive Vice Presidents of the Company in May 2016, in anticipation of the Acquisition.

The employment agreements with Aaron Luna and William Joseph (J.B.) Hill, as Executive Vice Presidents of the Company, entered into with such executives at closing, each have substantially similar terms, including an effective date of April 1, 2016, an initial term of one year (automatically renewable thereafter for additional one year terms in the event neither party provides the other notice of non-renewal at least 30 days prior to the end of the then term). Both agreements include a base salary as determined by the Board of Directors in its sole and absolute discretion in addition to an equity consideration of 3.75 million restricted shares of common stock to Mr. Luna and 3.25 million restricted shares of common stock to Mr. Hill (the “Restricted Shares”), which Restricted Shares are subject to forfeiture and cancellation until March 31, 2017, pursuant to Restricted Stock Award Agreements, which provide that if the executive’s employment is terminated due to death, the end of the term of the employment agreement, for cause, or by the executive for any reason other than good reason (as defined in the agreements), the vesting of the Restricted Shares ceases on the date of termination and any unvested Restricted Shares are forfeited, provided that if the executive’s employment is terminated by us without cause or by the executive for good reason, any Restricted Shares that are scheduled to vest during the period through the end of the initial term or the then current extension term, if any, vest immediately. In addition to the base salary described above, the executives receive a commission on our net sales (gross sales less (i) returns, (ii) discounts, (iii) adjustments, (iv) allowances, and (v) any and all payments made to 10Star in accordance with the terms of the Purchase Agreement)(“Net Sales”), to accounts other than the Purchased Accounts, determined on a case-by-case basis in the reasonable discretion of the Company; and a commission equal to 1.50% of all Net Sales shipped by us (and paid by customers), for the Purchased Accounts, due monthly in arrears.

The Company may terminate either executive’s employment (a) for “cause”; (b) in the event such executive suffers a physical or mental disability which renders him unable to perform his duties and obligations for either 90 consecutive days or 180 days in any 12-month period; (c) for any reason without “cause”; or (d) upon expiration of the initial term of the applicable agreement (or any renewal) upon notice as provided above. The agreements also automatically terminate upon the death of the applicable executive.

Either executive may also terminate his employment (a) for “good reason”; provided, however, prior to any such termination by an executive for “good reason”, such executive must first advise us in writing (within 15 days of the occurrence of such event) and provide us 15 days to cure (5 days in connection with the reduction of such executive’s salary or the failure to pay amounts owed to him)); (b) for any reason without “good reason”; and (c) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above.

If either executive’s employment is terminated pursuant to his death, disability, the end of the initial term (or any renewal term), without “good reason” by such executive, or by us for “cause”, the applicable executive is entitled to all salary and commissions accrued through the termination date and no other benefits other than as required under the terms of employee benefit plans in which the executive was participating as of the termination date. Additionally, any unvested stock options or Restricted Shares held by the executive immediately terminate and are forfeited.

If an executive’s employment is terminated by an executive for “good reason”, or by us without “cause”, (a) the executive is entitled to continue to receive the salary due pursuant to the terms of the agreement at the rate in effect upon the termination date for six (6) months following the termination date, payable in accordance with our normal payroll practices and policies; (b) the executive is due any commissions accrued through the termination date; and (c) provided executive elects to receive continued health insurance coverage through COBRA, we are required to pay executive’s monthly COBRA contributions for health insurance coverage, as may be amended from time to time (less an amount equal to the premium contribution paid by active Company employees, if any) for six months following the termination date; provided, however, that if at any time executive is covered by a substantially similar level of health insurance through subsequent employment or otherwise such obligation ceases. Additionally, unvested benefits (whether equity or cash benefits and bonuses) will vest immediately upon such termination and any outstanding stock options previously granted to executive will vest immediately upon such termination and will be exercisable until the earlier of (A) one year from the date of termination and (B) the latest date upon which such stock options would have expired by their original terms under any circumstances and any unvested Restricted Shares will vest immediately.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward looking statements” (as that term is defined in Section 27A(i)(1) of the Securities Act), including statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this report, if any, and our Registration Statement on Form S-1/A, filed with the Commission on April 20, 2016 (the “Registration Statement”), under the heading “Risk Factors”. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this report. Forward-looking statements in this report include, among others, statements regarding our capital needs, business plans, and expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of the risks and assumptions include, but are not limited to: our need for additional financing; our limited operating history; our history of operating losses; the competitive environment in which we operate; the level of government regulation, including environmental regulation; changes in governmental regulation and administrative practices; our dependence on key personnel; our ability to fully implement our business plan; our ability to effectively manage our growth; and other regulatory, legislative and judicial developments.

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

In this Quarterly Report on Form 10-Q, we may rely on and refer to information regarding our industry which comes from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Code Green” and “Code Green Apparel Corp.” refer specifically to Code Green Apparel Corp.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

Recent Transactions:

On May 25, 2016, we entered into a Compromise and Settlement Agreement with JPM Capital Advisors, LLC (“JPM”), pursuant to which JPM agreed to accept $60,000 in full payment of a $275,000 outstanding promissory note originally issued on May 1, 2014, and accrued and unpaid interest thereon in the amount of $60,000, representing service fees due for various services provided by JPM.

On June 15, 2016, we sold Carebourn Capital, L.P. (“Carebourn”) a Convertible Promissory Note in the principal amount of $121,325, representing $105,500 borrowed from Carebourn and an original issue discount of $15,825 (the “Carebourn Convertible Note”), pursuant to a Securities Purchase Agreement, dated June 15, 2016. The Carebourn Convertible Note bears interest at the rate of 12% per annum (22% upon an event of default) and is due and payable on June 15, 2017.

The principal amount of the Carebourn Convertible Note and all accrued interest is convertible at the option of the holder thereof into our common stock at any time following the 180th day after the Carebourn Convertible Note was issued. The conversion price of the Carebourn Convertible Note is equal to 50% of the average of the lowest three trading prices of our common stock for the 20 trading days prior to the conversion date. At no time could the Carebourn Convertible Note be converted into shares of our common stock if such conversion would have resulted in Carebourn and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock, subject to the waiver of such limitation by Carebourn with at least 61 days prior written notice.

The Carebourn Convertible Note provides for customary events of default and contains customary positive and negative covenants. Additionally, upon the occurrence of certain fundamental defaults, as described in the Carebourn Convertible Note, we are required to pay Carebourn liquidated damages in addition to the amount owed under the Carebourn Convertible Note.

We had the right to prepay in full the unpaid principal and interest on the Carebourn Convertible Note, upon notice, any time prior to the 364th day after the issuance date of the note, subject to payment of a prepayment amount ranging from 130% to 150% of the then outstanding balance on the Carebourn Convertible Note (inclusive of accrued and unpaid interest and any default amounts then owing), depending on when such prepayment is made.

We paid $5,000 in fees to a related party of Carebourn’s and $500 in attorney’s fees in connection with the sale of the Carebourn Convertible Note.

In the event that the Carebourn Convertible Note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the Carebourn Convertible Note is converted into common stock.

Plan of Operations

We have commenced shipping products to several customers, including On the Border Restaurants, 7 Eleven, Frisco Rivet and numerous specialty based accounts. We are also working diligently to finalize programs with numerous other accounts. Notwithstanding the above, we believe we need $1.2 million of additional funding for production in the near term and for our operations for the next 12 months and $2.5 million for our operations over the next 24 months, as described below. We plan to raise funding subsequent to the date of this report through the sale of debt or equity, which may not be available on favorable terms, if at all. We require additional funding to (a) fund production on new programs that are coming on line; (b) fund additional sales and marketing programs to enhance revenue growth; (c) fund development of and warehouse inventory for an E-Commerce site; (d) fund synergistic acquisitions; and (e) to bridge operational working capital until such time, if ever, as we can generate sufficient revenues to support our expenses. If we are unable to access additional capital moving forward, it will hurt our ability to grow and to generate future revenues. We may not be able to increase sales or obtain additional financing, if necessary, at a level to meet our current obligations to continue as a going concern.

Results of Operations

Three months ended June 30, 2016 versus the three months ended June 30, 2015

The following table presents our results of operations for the three months ended June 30, 2016 compared to the three months ended June 30, 2015:

	For the Three Months Ended June 30,
	2016	2015	$ Change	% Change

Revenue	$10,141	$—	$10,141	100%
Cost of Goods Sold	(8,500)	—	(8,500)	100%

Gross Profit	1,641	—	1,641	100%

Operating Expenses
Selling, general and administrative	226,390	484,887	(258,497)	(53.4%)

Loss From Operations	(224,749)	(484,887)	260,138	(53.7%)

Other Income - Expense
Change in fair value of derivative	(747,718)	(113,003)	(634,715)	561.7%
Derivative liability expense – insufficient shares	(651,677)	—	(651,677)	100%
Interest expense	(19,952)	(10,794)	(9,158)	84.8%

Total Other Income - Expense	(1,419,347)	(123,797)	(1,295,550)	1,046.5%

Net Loss	$(1,644,096)	$(608,654)	$(1,035,442)	170.1%

Gross Profit

During the three months ended June 30, 2016, the Company generated $10,141 of revenues through the sale of goods with associated costs of $8,500. The Company recognized a gross profit of $1,641 for the three months ended June 30, 2016. During the three months ended June 30, 2015, the Company reported no sales.

Operating expenses

The Company incurred $226,390 in selling, general and administrative expenses for the three months ended June 30, 2016, a $258,497 or 53.4% decrease from $484,887 of selling, general and administrative expenses incurred during the three months ended June 30, 2015. Selling, general and administrative expenses consist of expenses the Company incurs during day-to-day operations.

During the three months ended June 30, 2016, the Company incurred $74,600 of consulting expenses. The Company incurred no consulting expenses during the three months ended June 30, 2015. Consulting expenses relate to the new line of business the Company is pursuing.

During the three months ended June 30, 2016, the Company incurred $51,290 of legal, accounting and professional expense which is a $174,282 decrease from the $225,572 incurred during the three months ended June 30, 2015. Legal, accounting and professional expense relates to the Company’s registration statement and periodic filings with the Securities and Exchange Commission.

During the three months ended June 30, 2016, the Company incurred $5,000 of product development expenses, which is a $4,137 increase compared to the $863 incurred during the three months ended June 30, 2015. Product development expenses relate to the new line of business the Company is pursuing.

During the three months ended June 30, 2016, the Company incurred $26,141 of travel expenses which is a $19,909 decrease from the $46,050 incurred during the three months ended June 30, 2015. Travel expenses relate to the efforts by management to begin the new line of business.

During the three months ended June 30, 2016, the Company recorded $42,000 of non-cash compensation related to stock issuances in accordance with certain employment agreements described in greater detail in Note 7 to the financial statements included herein. During the three months ended June 30, 2015, the Company recorded $180,000 of non-cash compensation related to the stock issuance to the Company’s CEO.

Other income or (expense)

During the three months ended June 30, 2016, the Company reported $19,952 of interest expense compared to $10,794 reported during the three months ended June 30, 2015. The interest expense relates to convertible notes outstanding as described in greater detail in Note 2 to the financial statements included herein.

During the three months ended June 30, 2016, the Company recognized a loss in the amount of $747,718 as the result of the initial valuation and revaluation of the derivative liabilities (see Note 3 of the financial statements included herein). During the three months ended June 30, 2015, the Company recognized a loss in the amount of $113,003 as the result of the revaluation of the derivative liability.

During the three months ended June 30, 2016, the Company recognized additional derivative expense in the amount of $651,677 related to the derivative created due to having an insufficient number of shares of common stock available for issuance.

Net loss

The Company had a net loss for three months ended June 30, 2016, of $1,644,096, a $1,035,412 increase from $608,684 incurred during the three months ended June 30, 2015. The increase in net loss was primarily due to the reasons described above.

Six months ended June 30, 2016 versus the six months ended June 30, 2015

The following table presents the Company’s results of operations for the six months ended June 30, 2016 compared to the six months ended June 30, 2015

	For Six Months Ended June 30,
	2016	2015	$ Change	% Change

Revenue	$28,378	$—	$28,378	100%
Cost of Goods Sold	(23,698)	—	(23,698)	100%

Gross Profit	4,680	—	4,680	100%

Operating Expenses
Selling, general and administrative	601,686	515,332	86,354	16.8%

Loss From Operations	(597,006)	(515,332)	(81,674)	(15.9%)

Other Income - Expense
Change in fair value of derivative	(593,704)	(913,963)	320,259	35.0%
Derivative liability expense – insufficient shares	(905,980)	—	(905,980)	(100%)
Interest expense	(31,919)	(24,826)	(7,093)	(28.6%)

Total Other Income – (Expense)	(1,531,603)	(938,789)	(592,814)	(63.1%)

Net Loss	$(2,128,609)	$(1,454,121)	$(674,488)	(46.4%)

Gross Profit

During the six months ended June 30, 2016, the Company generated $28,378 in revenues through the sale of goods with associated costs of $23,698. The Company recognized a gross profit of $4,680 for the six months ended June 30, 2016. During the six months ended June 30, 2015, the Company reported no sales.

Operating expenses

The Company incurred $601,686 in selling, general and administrative expenses for the six months ended June 30, 2016, an $86,354 increase from $515,332 incurred during the six months ended June 30, 2015. Selling, general and administrative expenses consist of expenses the Company incurs during day-to-day operations.

During the six months ended June 30, 2016, the Company incurred $107,987 of consulting expenses. The Company incurred no consulting expenses during the six months ended June 30, 2015. Consulting expenses relate to the new line of business the Company is pursuing.

During the six months ended June 30, 2016, the Company incurred $203,360 of legal, accounting and professional expenses which is a $43,182 decrease from the $246,542 incurred during the six months ended June 30, 2015. Legal, accounting and professional expenses relate to the Company’s registration statement and other filings with the Securities and Exchange Commission.

During the six months ended June 30, 2016, the Company incurred $30,244 of product development expenses, which is a $29,348 increase compared to $896 incurred during the six months ended June 30, 2016. Product development expenses relate to the new line of business the Company is pursuing.

During the six months ended June 30, 2016, the Company incurred $80,298 of travel expenses which is a $29,251 increase from the $51,046 incurred during the six months ended June 30, 2015. Travel expenses relate to the efforts by management to begin the new line of business.

During the six months ended June 30, 2016, the Company recorded $117,000 of non-cash compensation related to the stock issuance to the Company’s CEO, the Company’s COO, a consultant and in accordance with certain employment agreements described in greater detail in Note 7 to the financial statements included herein. During the six months ended June 30, 2015, the Company recorded $180,000 of non-cash compensation related to the stock issuance to the Company’s CEO.

Other income or (expense)

During the six months ended June 30, 2016, the Company reported $31,919 of interest expense compared to $24,826 reported during the six months ended June 30, 2015. The interest expense relates to the convertible notes outstanding as described in greater detail in Note 2 to the financial statements included herein.

During the six months ended June 30, 2016, the Company recognized a loss in the amount of $593,704 as the result of the initial valuation and revaluation of the derivative liabilities (see Note 3 of the financial statements included herein). During the six months ended June 30, 2015, the Company recognized a loss in the amount of $913,963 as the result of the revaluation of the derivative liability.

During the six months ended June 30, 2016, the Company recognized additional derivative expense in the amount of $905,980 related to the derivative created due to the insufficient number of shares of common stock available for issuance in connection with our derivative securities.

Net loss

The Company had a net loss for the six months ended June 30, 2016 of $2,128,609, a $674,488 increase from the net loss of $1,454,121 incurred during the six months ended June 30, 2015. The increase in net loss was primarily due to the reasons described above.

Liquidity and capital resources

The Company had an accumulated deficit at June 30, 2016 of approximately $13.8 million. The Company incurred a loss of $1,644,096 during the three months ended June 30, 2016 and has negative working capital of $3,262,110 as of June 30, 2016. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plans to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management. Failure to raise additional capital or improve its performance in the next 12 months will cause the Company to significantly curtail its business activities and expansion plans within the next twelve months.

The Company has $16,894 in cash as of June 30, 2016 compared to $32,205 as of December 31, 2015 as a result of stock subscriptions and convertible debentures sold during the six months ended June 30, 2016.

We had $486,545 of total assets as of June 30, 2016, consisting of cash of $16,894, inventory of $175,627, fixed assets of $14,024 and goodwill related to the purchase of the assets of 10Star during the period of $280,000.

We had total liabilities of $3,454,631 as of June 30, 2016, including accounts payable and accrued expenses of $292,068, accrued interest on our convertible notes of $89,683, convertible notes, net of discount, of $748,728 and derivative liability of $2,324,152.

Our convertible notes and derivative liability are described in greater detail in Notes 2 and 3, included in the financial statements attached herein.

Cash Flows

	Six months ending June 30,
	2016	2015
Net cash used by operating activities	$(347,339)	$(438,466)
Net cash used by investing activities	$(13,928)	$—
Net cash provided by financing activities	$345,956	$545,000

Operating Activities

Net cash used by operating activities for the six months ended June 30, 2016 was mainly due to net loss of $2,128,609, offset by loss on derivative revaluation of $593,704 and derivative liability of $905,980.

Investing Activities

Net cash used by investing activities for the six months ended June 30, 2016 was solely due to the purchase of fixed assets of $13,928.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016, was from the sale of Series B Preferred Stock of $250,000 and $95,956 from net proceeds of notes payable.

From time to time, we may attempt to raise capital through either equity or debt offerings. Our capital requirements will depend on many factors, including, among other things, the rate at which our business grows, with corresponding demands for working capital and expansion capacity. We could be required, or may elect, to seek additional funding through public or private equity, debt financing or bank financing.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Interim Chief Financial Officer (CFO), to allow timely decisions regarding required disclosures.

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As of June 30, 2016, based on the evaluation of these disclosure controls and procedures, and in light of the reasons described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Management has identified the following control deficiencies that represent material weaknesses as of June 30, 2016:

i)          Lack of segregation of duties. At this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management will periodically reevaluate this situation.

ii)         Lack of an independent audit committee. Although the Board of Directors serves as an audit committee, it is not comprised solely of independent directors. We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

iii)        Insufficient number of independent directors. At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there were material weaknesses as identified in this report, we believe that our financial statements fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Registration Statement on Form S-1/A, filed with the Commission on April 20, 2016, and investors are encouraged to review such risk factors in the Form S-1/A, prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, we issued 5 million restricted shares of common stock in connection with the acquisition of 10Star’s assets, as described in greater detail to Note 6 to the financial statements included above, and 7 million shares of restricted common stock in connection with our entry into the employment agreements described in greater detail in Note 7 to the financial statements included above.

On June 15, 2016, we sold the $105,500 Carebourn Convertible Note to Carebourn as described above under Part I, Item 2.

We claim an exemption from registration for the issuances pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and grant and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act.

Use of Proceeds From Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 25, 2016, we entered into a Compromise and Settlement Agreement with JPM Capital Advisors, LLC (“JPM”), pursuant to which JPM agreed to accept $60,000 in full payment of a $275,000 outstanding promissory note originally issued on May 1, 2014, and accrued and unpaid interest thereon in the amount of $60,000, representing service fees due for various services provided by JPM.

On June 15, 2016, we sold Carebourn Capital, L.P. (“Carebourn”) a Convertible Promissory Note in the principal amount of $121,325, representing $105,500 borrowed from Carebourn and an original issue discount of $15,825 (the “Carebourn Convertible Note”), pursuant to a Securities Purchase Agreement, dated June 15, 2016. The Carebourn Convertible Note bears interest at the rate of 12% per annum (22% upon an event of default) and is due and payable on June 15, 2017.

The principal amount of the Carebourn Convertible Note and all accrued interest is convertible at the option of the holder thereof into our common stock at any time following the 180th day after the Carebourn Convertible Note was issued. The conversion price of the Carebourn Convertible Note is equal to 50% of the average of the lowest three trading prices of our common stock for the 20 trading days prior to the conversion date. At no time could the Carebourn Convertible Note be converted into shares of our common stock if such conversion would have resulted in Carebourn and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock, subject to the waiver of such limitation by Carebourn with at least 61 days prior written notice.

The Carebourn Convertible Note provides for customary events of default and contains customary positive and negative covenants. Additionally, upon the occurrence of certain fundamental defaults, as described in the Carebourn Convertible Note, we are required to pay Carebourn liquidated damages in addition to the amount owed under the Carebourn Convertible Note.

We had the right to prepay in full the unpaid principal and interest on the Carebourn Convertible Note, upon notice, any time prior to the 364th day after the issuance date of the note, subject to payment of a prepayment amount ranging from 130% to 150% of the then outstanding balance on the Carebourn Convertible Note (inclusive of accrued and unpaid interest and any default amounts then owing), depending on when such prepayment is made.

We paid $5,000 in fees to a related party of Carebourn’s and $500 in attorney’s fees in connection with the sale of the Carebourn Convertible Note.

In the event that the Carebourn Convertible Note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the Carebourn Convertible Note is converted into common stock.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Code Green Apparel Corp.

Date: August 22, 2016	By:	/s/ George J. Powell, III
George J. Powell, III
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial/Accounting Officer)

EXHIBIT INDEX

Incorporated By Reference
Exhibit No.	Description	Filed With This Quarterly Report on Form 10-Q	Form	Exhibit	Filing Date/Period End Date	File Number
2.1+	Asset Purchase Agreement by and between Code Green Apparel Corp., as purchaser and 10Star LLC, as seller, dated June 23, 2016		8-K	2.1	7/13/2016	000-53434
10.1	Promissory Note by Code Green Apparel Corp., in favor of 10Star LLC ($200,000)		8-K	10.1	7/13/2016	000-53434
10.2	Form of Executive Employment Agreement***		8-K	10.2	7/13/2016	000-53434
10.3	Form of Restricted Stock Agreement***		8-K	10.3	7/13/2016	000-53434
10.4	June 15, 2016 Securities Purchase Agreement with Carebourn Capital, L.P.	X
10.5	$121,325 Convertible Promissory Note owed to Carebourn Capital, L.P.	X
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema Document	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

*Furnished herein.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 *** Indicates management contract or compensatory plan or arrangement.

+ Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Code Green Apparel Corp. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

