Form 10-Q
period 2016-09-30
CODE GREEN APPAREL CORP
filed 2016-11-21
CIK 1444403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 15, 2016, there were 383,349,646 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CODE GREEN APPAREL CORP

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS

CURRENT ASSETS

Cash	$5,472	$32,205
Accounts receivable	128,323	—
Inventory	69,552	199,324
Prepaid expenses	—	33,387
TOTAL CURRENT ASSETS	203,347	264,916

Fixed assets, net	13,801	1,574
Intangible assets, net	250,000	—

TOTAL ASSETS	$467,148	$266,490

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued expenses	$283,292	$161,473
Accrued interest	100,299	77,608
Notes payable, current	91,645	—
Convertible debts payable, net of discount of $33,011 and $23,082, respectively	583,367	439,418
Derivative liability	961,428	824,468

TOTAL CURRENT LIABILITIES	2,020,031	1,502,967

Notes payable, net of current portion	200,000	—

TOTAL LIABILITIES	2,220,031	1,502,967

STOCKHOLDERS’ DEFICIT

Series A Preferred Stock, par value $0.001 per share, Authorized – 1,000 shares, Issued and outstanding – 1,000 and -0- shares, respectively	1	1
Series B Preferred Stock, par value $0.001 per share, Authorized – 200,000 shares, Issued and outstanding – 65,000 and 40,000 shares, respectively	65	40
Common stock, par value $0.001 per share, Authorized – 500,000,000 shares, Issued and outstanding – 383,439,646 and 346,439,646 shares, respectively	383,440	346,440
Additional paid-in capital	10,660,472	10,050,497
Accumulated deficit	(12,796,861)	(11,633,455)

TOTAL STOCKHOLDERS’ DEFICIT	(1,752,883)	(1,236,477)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$467,148	$266,490

See notes to condensed financial statements.

1

CODE GREEN APPAREL CORP

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUE	$208,884	$—	$237,262	$—
COST OF GOODS SOLD	(173,321)	—	(197,019)	—

GROSS PROFIT	35,563	—	40,243	—

OPERATING EXPENSES
Selling, general and administrative	148,477	338,620	750,163	853,952

TOTAL OPERATING EXPENSES	148,477	338,620	750,163	853,952

LOSS FROM OPERATIONS	(112,914)	(338,620)	(709,920)	(853,952)

OTHER INCOME (EXPENSE)
Change in fair value of derivative	456,744	(3,188)	(136,960)	(917,151)
Reversal of derivative liability gain (expense) – insufficient shares	905,980	—	—	—
Interest expense	(34,607)	(10,082)	(66,526)	(34,908)

TOTAL OTHER INCOME (EXPENSE)	1,328,117	(13,270)	(203,486)	(952,059)

INCOME (LOSS) BEFORE INCOME TAXES	1,215,203	(351,890)	(913,406)	(1,806,011)

Income tax expense	—	—	—	—

NET INCOME (LOSS)	$1,215,203	$(351,890)	$(913,406)	$(1,806,011)

Discount attributable to beneficial conversion privilege of preferred stock	$—	$—	$(250,000)	$—

Income (loss) applicable to common stock	$1,215,203	$(351,890)	$(1,163,406)	$(1,806,011)

NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	383,349,646	330,671,531	375,114,245	295,046,465

See notes to condensed financial statements.

2

CODE GREEN APPAREL CORP

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2015	1,000	$1	40,000	$40	346,439,646	$346,440	$10,050,497	$(11,633,455)	$(1,236,477)

Issuance of shares for services	—	—	—	—	32,000,000	32,000	85,000	—	117,000

Issuance of shares for cash	—	—	25,000	25	—	—	249,975	—	250,000

Issuance of shares for asset purchase	—	—	—	—	5,000,000	5,000	25,000	—	30,000

Discount attributable to beneficial conversion privilege of preferred stock	—	—	—	—	—	—	250,000	(250,000)	—

Net loss	—	—	—	—	—	—	—	(913,406)	(913,406)

Balance, September 30, 2016	1,000	$1	65,000	$65	383,439,646	$383,440	$10,660,472	$(12,796,861)	$(1,752,883)

See notes to condensed financial statements.

3

CODE GREEN APPAREL CORP

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(913,406)	$(1,806,011)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on derivative revaluation	136,960	917,151
Depreciation	2,307	337
Amortization	30,000	—
Series A Preferred Stock issued for services	—	180,000
Common stock issued for services	117,000	119,000
Amortization of debt discount	33,371	—
Changes in operating assets and liabilities:
Accounts receivable	(128,323)	—
Inventory	129,772	(199,324)
Prepaid expenses	33,387	—
Accounts payable and accrued expenses	71,819	15,500
Accrued interest	22,691	34,908

NET CASH USED IN OPERATING ACTIVITIES	(464,422)	(738,439)

CASH FLOWS USED BY INVESTING ACTIVITIES:
Purchase of fixed assets	(14,534)	—

NET CASH USED BY INVESTING ACTIVITIES	(14,534)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	—	895,000
Proceeds from the sale of Series B Preferred Stock	250,000	—
Proceeds from notes payable, net of repayments	202,223	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	452,223	895,000

NET (DECREASE) INCREASE IN CASH	(26,733)	156,561

CASH AT THE BEGINNING OF THE PERIOD	32,205	10,009

CASH AT THE END OF THE PERIOD	$5,472	$166,570

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$11,114	$—
Taxes paid	$—	$—

See notes to condensed financial statements.

4

CODE GREEN APPAREL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Basis of Presentation and Going Concern

The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

The Company has generated only limited revenues from operations since inception. Since inception, it has incurred significant losses to date, and as of September 30, 2016, has a working capital deficit of approximately $1,800,000, and an accumulated deficit of approximately $12,800,000. The Company’s ability to continue its operations is uncertain and is dependent upon its ability to implement a business plan sufficient to generate a positive cash flow and/or raise capital to fund its operations.

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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at September 30, 2016 and December 31, 2015 do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability – December 31, 2015	$824,468	$—	$—	$824,468
Derivative liability – September 30, 2016	$961,428	$—	$—	$961,428

Balance at December 31, 2015				$824,468
Initial measurement at issuance date of the notes				431,118
Change in derivative liability during the nine months ended September 30, 2016				(294,158)
Balance at September 30, 2016				$961,428

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Any anti-dilutive effects on net income (loss) per share are excluded. The Company has no potentially dilutive securities outstanding at September 30, 2016.

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

NOTE 2	NOTES PAYABLE

In June 2016, the Company issued a $200,000 promissory note in connection with the Asset Purchase Agreement, see Note 8. The note carries interest at 10% per annum and is due on June 23, 2018. The total outstanding principal amount of the note was $200,000 at September 30, 2016. The accrued interest on the note was $5,425 at September 30, 2016.

In July 2016, the Company issued a promissory note in the amount of $82,500, which accrues interest at the rate of 12% per annum, calculated yearly. The note is due on December 31, 2016, and a monthly late fee of $5,000 is payable for each month that the note is past due. The note contains an original issue discount in the amount of $7,500. The remaining balance due at September 30, 2016 and December 31, 2015 was $82,500 and $-0-, respectively. There is no stated interest.

In September 2016, the Company issued a promissory note with a term of six months, which accrues interest at 12% per annum, in the amount of $10,000. The note contains an original issue discount in the amount of $650. The remaining balance due at September 30, 2016 was $9,145.

NOTE 3	CONVERTIBLE NOTES

On May 1, 2014, the Company entered into an agreement with Anubis Capital Partners, a business advisor. The agreement calls for monthly payments of $2,500 in service fees along with the issuance of a $500,000 fully earned convertible note that accrues interest at 8% per annum, convertible into common stock at a 50% discount to market. During December 2015, the Company issued 25,000,000 shares of common stock in conversion of $212,500 of principal on this convertible debt. At September 30, 2016 and December 31, 2015, $20,000 and $50,000 was owed in service fees, accrued interest was $82,847 and $65,581 and the outstanding convertible debt was $287,500 and $287,500, respectively.

During the year ended December 31, 2014, the Company issued $173,500 of convertible notes. The convertible notes carry interest at 10% per annum, have a conversion rate equal to a 50% discount to market, and were due 24 months from the date of issuance, June 2016 through September 2016. The note holders had the option to convert into shares of the Company’s common stock after 180 days at 50% of the market price. During the second quarter of 2015, the Company issued 14,660,440 shares of common stock upon conversion of the convertible notes. At September 30, 2016 and December 31, 2015 the accrued and unpaid interest on the convertible notes was $12,027.

During December 2015, the Company issued a one year convertible note in the amount of $175,000. The convertible note is due in one year and contains a prepayment penalty of $25,000. The remaining balance outstanding at September 30, 2016 was $175,000.

During June 2016, the Company issued a one year convertible note in the principal amount of $121,325. The convertible note is due in one year and contains an original issue discount in the amount of $15,825. The balance due at September 30, 2016 was $91,237.

During September 2016, the Company issued a one year convertible note in the principal amount of $63,825. The convertible note is due in one year and contains an original issue discount in the amount of $13,825. The balance due at September 30, 2016 was $62,641.

Derivative Liability

On May 1, 2014, the Company secured $500,000 in the form of a convertible promissory note. The note bears interest at the rate of 8% per annum until it matures, or until there is an event of default. The note matured on May 1, 2015 and is currently in default. The holder has the option to convert any balance of principal and interest into common stock of the Company. The rate of conversion for the note is calculated as the lowest of the 20 trading closing prices immediately preceding such conversion, discounted by 50%. A total of $287,500 remains outstanding as of September 30, 2016, and a total of $212,500 was converted into 25,000,000 shares of common stock.

On December 3, 2015, the Company secured $175,000 in the form of a convertible promissory note. The note does not bear interest until or unless there is an event of default. The note matures on December 3, 2016. The holder has the option to convert any balance of principal into common stock of the Company. The rate of conversion for the note is calculated as the lowest of the 10 trading closing prices immediately preceding such conversion, discounted by 32.5%. The balance of this note was $175,000 as of September 30, 2016. The beneficial conversion feature has a value of $212,500 at September 30, 2016.

On June 15, 2016, the Company secured $105,500 from the sale of a convertible promissory note, which contained a $15,825 original issue discount, bringing the principal amount of the note to $121,325. The note bears interest at 12% per annum. The note matures on June 15, 2017. The holder has the option to convert any balance of principal into common stock of the Company after the initial 180 days. The rate of conversion for this note is calculated as the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 50%. The outstanding balance of this note was $76,132 as of September 30, 2016. The beneficial conversion feature has a value of $154,755 at September 30, 2016.

On September 23, 2016, the Company secured $55,500 from the sale of a convertible promissory note, which contained an $8,325 original issue discount, bringing the principal amount of the note to $63,825. The note bears interest at 12% per annum. The note matures on September 23, 2017. The holder has the option to convert any balance of principal into common stock of the Company after the initial 180 days. The rate of conversion for this note is calculated as the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 50%. The outstanding balance of this note was $49,119 as of September 30, 2016. The beneficial conversion feature has a value of $106,250 at September 30, 2016.

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

The initial fair values of the embedded debt derivatives of $500,842, $227,746, $322,660 and $108,458 were charged to current period operations as interest expenses. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	0.10% to 0.45%
(2) dividend yield of	0%;
(3) volatility factor of	248% to 435%;
(4) an expected life of the conversion feature of	365 days; and
(5) estimated fair value of the Company’s common stock of	$0.006 to $0.008 per share.

During the nine months ended September 30, 2016, the Company recorded a loss in fair value of derivative of $136,960.

The following table represents the Company’s derivative liability activity for the nine months ended September 30, 2016:

Balance at December 31, 2015	$824,468
Initial measurement at issuance date of the notes	431,118
Initial measurement due to insufficient shares available for issuance	—
Change in derivative liability during the nine months ended September 30, 2016	(294,158)
Balance September 30, 2016	$961,428

NOTE 4	Derivative financial instruments

The following table presents the components of the Company’s derivative financial instruments associated with convertible promissory notes (See Note 3) which have no observable market data and are derived using the Black-Scholes option pricing model measured at fair value on a recurring basis, using Level 1 and 3 inputs to the fair value hierarchy, at September 30, 2016 and December 31, 2015:

	2016	2015
Embedded conversion features	$961,428	$824,468
Warrants	—	—
Insufficient shares	—	—
Derivative financial instruments	$961,428	$824,468

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

During the nine months ended September 30, 2016, the Company had outstanding notes with embedded conversion features and the Company did not, at this date, have a sufficient number of authorized and available shares of common stock to settle the outstanding contracts which triggered the requirement to account for these instruments as derivative financial instruments until such time as the Company has sufficient authorized shares.

NOTE 5	LEASE COMMITMENTS

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

Rental expense for the nine months ended September 30, 2016 and 2015 was $35,337 and $9,500, respectively. Future minimum rental payments for the remaining terms are as follows:

Year Ending December 31,	Amount
2016 (three months)	$16,914
2017	45,656
2018	41,256
2019	41,256
2020	41,256
Thereafter	3,438
Total	$189,776

NOTE 6	STOCKHOLDERS’ EQUITY

On January 10, 2016, the Company issued 10,000,000 shares of its restricted common stock to its President and CEO, George J. Powell, III as a bonus in consideration for his efforts throughout the 2015 fiscal year. The shares had a fair market value of $30,000, $0.003 per share.

On January 10, 2016, the Company issued 10,000,000 shares of its restricted common stock to its then newly appointed Director and COO, Thomas Witthuhn, as a signing bonus for his appointment to the Company’s Board of Directors. The shares had a fair market value of $30,000, $0.003 per share.

On January 10, 2016, the Company issued 5,000,000 shares of its restricted common stock to Anubis Capital Partners as a bonus and in consideration for strategic advisory services rendered throughout the 2015 fiscal year. The shares had a fair market value of $15,000, $0.003 per share.

On June 15, 2016, the Company issued 5,000,000 shares of its restricted common stock to an unrelated party as partial payment of the Asset Purchase Agreement, see Note 6. The shares had a fair market value of $30,000, $0.006 per share.

During June 2016, the Company issued 7,000,000 shares of its restricted common stock to unrelated parties pursuant to employment services, see Note 7. The shares had a fair market value of $42,000, $0.006 per share.

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

On January 4, 2016, the Company issued 25,000 shares of its restricted Series B Preferred Stock to Dr. Scheffey in connection with the Subscription Agreement as dated December 7, 2015 (the January 1, 2016 payment) and received $250,000. The intrinsic value, the difference between the subscription price and the underlying price of the common stock on the date of the subscription agreement, has been valued at $250,000. Accordingly, this discount attributable to beneficial conversion privilege of preferred stock has been recorded as a dividend in the current period and an increase in additional paid-in capital.

NOTE 7	GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has had only limited revenues since inception. Since inception, it has incurred significant losses to date, and as of September 30, 2016, has a working capital deficit of approximately $1,800,000 and has an accumulated deficit of approximately $12,800,000. The Company’s ability to continue its operations is uncertain and is dependent upon its ability to implement a business plan sufficient to generate a positive cash flow and/or raise capital to fund its operations. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations in the normal course of business.

NOTE 8	ASSET PURCHASE AGREEMENT

Effective on June 23, 2016, the Company entered into an Asset Purchase Agreement with 10Star LLC (“10Star” and the “Purchase Agreement”), pursuant to which, the Company purchased certain contracts, relating to 10Star’s “On the Border” and “7-Eleven” accounts (the “Purchased Accounts”).

The purchase price paid for the Assets at closing on June 23, 2016, was (a) $50,000 in cash; (b) 5 million shares of restricted common stock; and (c) an unsecured promissory note in the amount of $200,000 (the “Promissory Note”). The total purchase price of $280,000 is presented on the current balance sheet as “Purchased contract” as of September 30, 2016, net of $30,000 of accumulated amortization.

The parties agreed to certain post-closing requirements in connection with the Acquisition. We agreed that Chase Daniel, the Chief Executive Officer and majority owner of 10Star, would be invited to serve as a member of the Company’s Board of Directors, subject to the Board of Directors confirming his qualifications, for a period of not less than one (1) year from the closing, which appointment was effective on June 23, 2016. The Company agreed to provide Mr. Daniel, upon payment in full of the Promissory Note, a commission equal to 3% of all net sales (gross sales generated by us, less (i) returns, (ii) discounts, (iii) adjustments, and (iv) allowances) shipped by us (and paid for by customers), relating to the Purchased Accounts, payable monthly in arrears. The Company agreed to keep complete and accurate books and records showing all net sales with respect to the Purchased Accounts and to allow Mr. Daniel audit and inspection rights in connection therewith. In the event any audit reveals a shortfall, we are required to immediately pay such shortfall, with any amount not immediately paid accruing interest at the rate of 15% per annum until paid, and we are required to reimburse Mr. Daniel for the cost of such audit in the event any shortfall is greater than 5% of the amount of commissions paid in the prior 12 months.

Amounts due under the Promissory Note accrue interest at the rate of 10% per annum (12% upon the occurrence of an event of default), with all interest payable on the maturity date of the Promissory Note, June 23, 2018, provided that the amounts owed under the Promissory Note can be pre-paid in whole or part at any time prior to maturity. Until the earlier of (a) the maturity date of the Promissory Note; and (b) the date the Promissory Note is paid in full, the Company is required to pay 10Star fifty percent (50%) of the Gross Profits generated by the Company in connection with the Purchased Accounts.

NOTE 9	EMPLOYMENT AGREEMENTS

In connection with the Asset Purchase Agreement, the Company entered into executive employment agreements with Aaron Luna and William Joseph (J.B.) Hill, to serve as Executive Vice Presidents of the Company in May 2016, in anticipation of the Acquisition.

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

Recent Transactions:

On June 15, 2016, we sold Carebourn Capital, L.P. (“Carebourn”) a Convertible Promissory Note in the principal amount of $121,325, representing $105,500 borrowed from Carebourn and an original issue discount of $15,825 (the “June 2016 Carebourn Convertible Note”), pursuant to a Securities Purchase Agreement, dated June 15, 2016. The Carebourn Convertible Note bears interest at the rate of 12% per annum (22% upon an event of default) and is due and payable on June 15, 2017.

On May 1, 2014, the Company entered into an agreement with Anubis Capital Partners (“Anubis”), a business advisor. The agreement calls for monthly payments of $2,500 in service fees along with the issuance of a $500,000 fully earned convertible debt that accrues interest at 8% per annum. During December 2015, the Company issued 25,000,000 shares of common stock in payment of $212,500 of principal on this convertible debt. On July 12, 2016, the Company entered into a Compromise and Settlement Agreement (the “Settlement”) with Anubis, whereby Anubis agreed to accept the sum of $35,000 (which is in addition to $30,000 paid by the Company in June 2016), in complete discharge of all amounts owed by the Company to Anubis.

In July 2016, the Company issued a promissory note in the amount of $82,500, which accrues interest at the rate of 12% per annum, calculated yearly. The note is due on December 31, 2016, and a monthly late fee of $5,000 is payable for each month that the note is past due. The note contains an original issue discount in the amount of $7,500. The remaining balance due at September 30, 2016 and December 31, 2015 was $82,500 and $-0-, respectively.

In July 2016, the Company issued a promissory note in the amount of $82,500, which accrues interest at the rate of 12% per annum, calculated yearly. The note is due on December 31, 2016, and a monthly late fee of $5,000 is payable for each month that the note is past due. The note contains an original issue discount in the amount of $7,500. The remaining balance due at September 30, 2016 and December 31, 2015 was $82,500 and $-0-, respectively. There is no stated interest.

In September 2016, we entered into a factoring agreement, whereby we sold $14,590 in accounts receivable for $10,000.

On September 23, 2016, we sold Carebourn a Convertible Promissory Note in the principal amount of $63,825, representing $55,000 borrowed from Carebourn and an original issue discount of $8,325 (the “September 2016 Carebourn Convertible Note”, and together with the June 2016 Carebourn Convertible Note, the “Carebourn Convertible Notes”), pursuant to a Securities Purchase Agreement, dated September 23, 2016. The September 2016 Carebourn Convertible Note bears interest at the rate of 12% per annum (22% upon an event of default) and is due and payable on September 23, 2017.

The principal amount of the Carebourn Convertible Notes and all accrued interest is convertible at the option of the holder thereof into our common stock at any time following the 180th day after the applicable Carebourn Convertible Note was issued. The conversion price of the Carebourn Convertible Notes is equal to 50% of the average of the lowest three trading prices of our common stock for the 20 trading days prior to the conversion date. At no time could the Carebourn Convertible Notes be converted into shares of our common stock if such conversion would have resulted in Carebourn and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock, subject to the waiver of such limitation by Carebourn with at least 61 days prior written notice.

The Carebourn Convertible Notes provide for customary events of default and contain customary positive and negative covenants. Additionally, upon the occurrence of certain fundamental defaults, as described in the Carebourn Convertible Notes, we are required to pay Carebourn liquidated damages in addition to the amount owed under the Carebourn Convertible Notes.

We have the right to prepay in full the unpaid principal and interest on the Carebourn Convertible Notes, upon notice, any time prior to the 364th day after the issuance date of the applicable note, subject to payment of a prepayment amount ranging from 130% to 150% of the then outstanding balance on the Carebourn Convertible Notes (inclusive of accrued and unpaid interest and any default amounts then owing), depending on when such prepayment is made.

We paid $10,000 in fees to a related party of Carebourn’s and $1,000 in attorney’s fees in connection with the sale of the Carebourn Convertible Notes.

In the event that the Carebourn Convertible Notes are not repaid in cash in their entirety, Company shareholders may suffer dilution if and to the extent that the balance of the Carebourn Convertible Notes are converted into common stock.

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

Results of Operations

Three months ended September 30, 2016 versus the three months ended September 30, 2015

The following table presents our results of operations for the three months ended September 30, 2016 compared to the three months ended September 30, 2015:

	For the Three Months Ended September 30,
	2016	2015	$ Change	% Change

Revenue	$208,884	$—	$208,884	100%
Cost of Goods Sold	(173,321)	—	(173,321)	100%

Gross Profit	35,563	—	35,563	100%

Operating Expenses
Selling, general and administrative	148,477	338,620	(190,143)	(56%)

Loss From Operations	(112,914)	(338,620)	225,706	66%

Other Income (Expense)
Change in fair value of derivative	456,744	(3,188)	459,932	14,427%
Derivative liability gain (expense) – insufficient shares	905,980	—	905,980	100%
Interest expense	(34,607)	(10,082)	(24,525)	(243)%

Total Other Income (Expense)	1,328,117	(13,270)	1,341,387	1,011%

Net Income (Loss)	$1,215,203	$(351,890)	$1,567,093	445%

Gross Profit

During the three months ended September 30, 2016, the Company generated $208,884 of revenues through the sale of goods with associated costs of $173,321. The Company recognized a gross profit of $35,563 for the three months ended September 30, 2016. During the three months ended September 30, 2015, the Company reported no sales, had no costs of good sold or gross profit.

Operating expenses

The Company incurred $148,477 in selling, general and administrative expenses for the three months ended September 30, 2016, a $190,143 or 56% decrease from $338,620 of selling, general and administrative expenses incurred during the three months ended September 30, 2015, for the reasons described below. Selling, general and administrative expenses consist of expenses the Company incurs during day-to-day operations.

During the three months ended September 30, 2016, the Company incurred $61,050 of consulting expenses, which are included under selling, general and administrative expenses. The Company incurred no consulting expenses during the three months ended September 30, 2015. Consulting expenses relate the development of products within the corporate logo wear industry made from sustainable textiles.

During the three months ended September 30, 2016, the Company incurred $21,899 of legal, accounting and professional expense, which are included under selling, general and administrative expenses, which is a $150,114 decrease from the $172,013 incurred during the three months ended September 30, 2015. Legal, accounting and professional expense relates to the Company’s registration statement and periodic filings with the Securities and Exchange Commission. The main reason for the decrease in professional fees was the cost of the preparation of the Company’s Form S-1 registration statement during the prior period.

During the three months ended September 30, 2016, the Company incurred $2,610 of product development expenses, which are included under selling, general and administrative expenses, which is an $88,404 decrease compared to the $91,014 incurred during the three months ended September 30, 2015. The product development costs relate to the development of products within the corporate logo wear industry made from sustainable textiles, and were higher in the prior period as the Company was just starting its operations during that period. Over time we anticipate product development expenses leveling out, provided that as we get requests for products from new clients we will see spikes in our development costs as each customer will want specific items developed for their specific needs. We will likely experience ups and downs with regards to product development costs for these specific reasons in the foreseeable future.

During the three months ended September 30, 2016, the Company incurred $6,012 of travel expenses, which are included under selling, general and administrative expenses, which is a $37,846 decrease from the $43,858 incurred during the three months ended September 30, 2015. Travel expenses relate to the efforts by management to meet with new customers and potential customers and vary from period-to-period. Over time the Company expects to see a leveling off of these costs; however, as the Company grows the Company anticipates these expenses increasing.

Other income (expense)

During the three months ended September 30, 2016, the Company reported $34,607 of interest expense compared to $10,082 reported during the three months ended September 30, 2015. The interest expense relates to promissory notes outstanding as described in greater detail in Note 2 and 3 to the financial statements included herein.

During the three months ended September 30, 2016, the Company recognized a gain in the amount of $456,744 as a result of the initial valuation and revaluation of the derivative liabilities (see Note 4 of the financial statements included herein). During the three months ended September 30, 2015, the Company recognized a loss in the amount of $3,188 as a result of the revaluation of the derivative liability.

During the three months ended September 30, 2016, the Company recognized additional derivative gain in the amount of $905,980 related to the derivative created due to having an insufficient number of shares of common stock available for conversion of outstanding convertible notes in the event such convertible notes are converted in full.

Net income (loss)

The Company had net income for three months ended September 30, 2016, of $1,215,203, a $1,567,093 increase from the $351,890 net loss incurred during the three months ended September 30, 2015. The increase in net income was primarily due to the change in fair value of derivative and derivative liability gain, both of which were non-cash items.

Nine months ended September 30, 2016 versus the nine months ended September 30, 2015

The following table presents the Company’s results of operations for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	For Nine Months Ended September 30,
	2016	2015	$ Change	% Change

Revenue	$237,262	$—	$237,262	100%
Cost of Goods Sold	(197,019)	—	(197,019)	100%

Gross Profit	40,243	—	40,243	100%

Operating Expenses
Selling, general and administrative	750,163	853,952	(163,789)	(19)%

Loss From Operations	(709,920)	(853,952)	144,032	16%

Other Income - Expense
Change in fair value of derivative	(136,960)	(917,151)	780,191	85%
Derivative liability gain (expense) – insufficient shares	—	—	—	—
Interest expense	(66,526)	(34,908)	(31,618)	(91%)

Total Other Income – (Expense)	(203,486)	(952,059)	748,573	79%

Net Loss	$(913,406)	$(1,806,011)	$892,605	49%

Discount attributable to beneficial conversion privilege of preferred stock	(250,000)	—	(250,000)	100%

Net Loss Applicable to Common Stock	$(1,163,406)	$(1,806,011)	(1,142,605)	63%

Gross Profit

During the nine months ended September 30, 2016, the Company generated $237,262 in revenues through the sale of goods with associated costs of $197,019. The Company recognized a gross profit of $40,243 for the nine months ended September 30, 2016. During the nine months ended September 30, 2015, the Company reported no sales, had no costs of goods sold and had no gross profit.

Operating expenses

The Company incurred $750,163 in selling, general and administrative expenses for the nine months ended September 30, 2016, a $163,789 decrease from the $853,952 in selling, general and administrative expenses incurred during the nine months ended September 30, 2015. Selling, general and administrative expenses consist of expenses the Company incurs during day-to-day operations.

During the nine months ended September 30, 2016, the Company incurred $169,037 of consulting expenses, which are included under selling, general and administrative expenses. The Company incurred no consulting expenses during the nine months ended September 30, 2015. Consulting expenses relate to the development of products within the corporate logo wear industry made from sustainable textiles.

During the nine months ended September 30, 2016, the Company incurred $225,259 of legal, accounting and professional expenses, which are included under selling, general and administrative expenses, which is a $193,296 decrease from the $418,555 incurred during the nine months ended September 30, 2015. Legal, accounting and professional expenses relate to the Company’s registration statement and other filings with the Securities and Exchange Commission. The main reason for the decrease in professional fees was the cost of the preparation of the Company’s Form S-1 registration statement during the prior period.

During the nine months ended September 30, 2016, the Company incurred $32,854 of product development expenses, which are included under selling, general and administrative expenses, which is a $59,056 decrease compared to the $91,910 incurred during the nine months ended September 30, 2016. The product development costs relate to the development of products within the corporate logo wear industry made from sustainable textiles, and were higher in the prior period as the Company was just starting its operations during that period. Over time we anticipate product development expenses leveling out, provided that as we get requests for products from new clients we anticipate our development costs spiking, as each customer will want specific items developed for their specific needs. We will likely experience ups and downs with regards to product development costs for these specific reasons in the foreseeable future.

During the nine months ended September 30, 2016, the Company incurred $81,310 of travel expenses, which are included under selling, general and administrative expenses, which is a $13,594 decrease from the $94,904 incurred during the nine months ended September 30, 2015. Travel expenses relate to the efforts by management to meet with new customers and potential customers and vary from period-to-period. Over time the Company expects to see a leveling off of these costs; however, as the Company grows the Company anticipates these expenses increasing.

During the nine months ended September 30, 2016, the Company recorded $117,000 of non-cash compensation related to the stock issuance to the Company’s CEO, the Company’s COO, a consultant and in accordance with certain employment agreements described in greater detail in Note 8 to the financial statements included herein, which is included under selling, general and administrative expenses. During the nine months ended September 30, 2015, the Company recorded $180,000 of non-cash compensation related to the stock issuance to the Company’s CEO.

Other income (expense)

During the nine months ended September 30, 2016, the Company reported $66,526 of interest expense compared to $34,908 reported during the nine months ended September 30, 2015. The interest expense relates to the promissory notes outstanding as described in greater detail in Note 2 and 3 to the financial statements included herein.

During the nine months ended September 30, 2016, the Company recognized a loss in the amount of $136,960 as a result of the initial valuation and revaluation of the derivative liabilities (see Note 4 of the financial statements included herein). During the nine months ended September 30, 2015, the Company recognized a loss in the amount of $917,151 as a result of the revaluation of the derivative liability.

On January 4, 2016, the Company sold 25,000 shares of its restricted Series B Preferred Stock to Dr. Scheffey in connection with the Subscription Agreement as dated December 7, 2015 (with a January 1, 2016 payment) and received $250,000. The intrinsic value, the difference between the subscription price and the underlying price of the common stock on the date of the subscription agreement, has been valued at $250,000. Accordingly, this discount attributable to the beneficial conversion privilege of the preferred stock has been recorded as an expense in the current period loss and an increase in additional paid-in capital.

Net loss

The Company had a net loss for the nine months ended September 30, 2016 of $1,163,406, a $1,142,605 decrease from the net loss of $1,806,011 incurred during the nine months ended September 30, 2015. The decrease in net loss was primarily due to the reasons described above.

Liquidity and capital resources

The Company had an accumulated deficit at September 30, 2016 of approximately $12.8 million. The Company incurred a loss of $1,163,406 during the nine months ended September 30, 2016 and has negative working capital of $1,816,684 as of September 30, 2016. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plans to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management. Failure to raise additional capital or improve its performance in the next 12 months will cause the Company to significantly curtail its business activities and expansion plans within the next twelve months.

The Company has $5,472 in cash as of September 30, 2016 compared to $32,205 as of December 31, 2015 as a result of stock subscriptions and convertible debentures sold during the nine months ended September 30, 2016.

We had $467,148 of total assets as of September 30, 2016, consisting of cash of $5,472, accounts receivable of $128,323, inventory of $69,552, fixed assets, net of $13,801 and goodwill related to the purchase of the assets of 10Star during the period of $250,000.

We had total liabilities of $2,220,031 as of September 30, 2016, including accounts payable and accrued expenses of $283,292, accrued interest on our convertible notes of $100,299, notes payable of $291,645, convertible notes, net of discount, of $583,367 and derivative liability of $961,428.

Our outstanding promissory notes, convertible notes and derivative liability are described in greater detail in Notes 2, 3 and 4, to the financial statements attached herein.

Cash Flows

	Nine months ending September 30,
	2016	2015
Net cash used by operating activities	$(464,422)	$(738,439)
Net cash used by investing activities	$(14,534)	$—
Net cash provided by financing activities	$452,223	$895,000

Operating Activities

Net cash used by operating activities for the nine months ended September 30, 2016 was mainly due to a net loss of $1,163,406, offset by loss on derivative revaluation of $136,960, $250,000 of discount attributable to beneficial conversion privilege of preferred stock and non-cash compensation of $117,000.

Investing Activities

Net cash used by investing activities for the nine months ended September 30, 2016 was solely due to the purchase of fixed assets of $14,534.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016, was from the sale of Series B Preferred Stock of $250,000 and $234,350 from net proceeds of notes payable offset by $32,127 of repayments.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As of September 30, 2016, based on the evaluation of these disclosure controls and procedures, and in light of the reasons described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Management has identified the following control deficiencies that represent material weaknesses as of September 30, 2016:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Registration Statement on Form S-1/A, filed with the Commission on April 20, 2016, other than as disclosed below, and investors are encouraged to review such risk factors below and in the Form S-1/A, prior to making an investment in the Company.

We have various outstanding convertible notes which are convertible into shares of our common stock at a discount to market.

As described above under “Note 3 – Convertible Notes” to the financial statements included herein, we currently have various outstanding convertible promissory notes. The conversion prices of the convertible notes provide for conversion of amounts owed at a 50% discount to the market value of our common stock. As a result, any conversion of the convertible notes and sale of shares of common stock issuable in connection with the conversion thereof will likely cause the value of our common stock, if any, to decline in value, as described in greater detail under the Risk Factors below.

The issuance and sale of common stock upon conversion of the convertible notes may depress the market price of our common stock.

If sequential conversions of the convertible notes and sales of such converted shares take place, the price of our common stock may decline, and as a result, the holders of the convertible notes will be entitled to receive an increasing number of shares in connection with conversions, which shares could then be sold in the market, triggering further price declines and conversions for even larger numbers of shares, to the detriment of our investors. The shares of common stock which the convertible notes are convertible into may be sold without restriction pursuant to Rule 144. As a result, the sale of these shares may adversely affect the market price, if any, of our common stock.

In addition, the common stock issuable upon conversion of the convertible notes may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. The convertible notes will be convertible into shares of our common stock at a discount to market as described above, and such discount to market provides the holders with the ability to sell their common stock at or below market and still make a profit. In the event of such overhang, the note holders will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock cannot absorb the discounted shares, then the value of our common stock will likely decrease.

The issuance of common stock upon conversion of the convertible notes will cause immediate and substantial dilution.

The issuance of common stock upon conversion of the convertible notes will result in immediate and substantial dilution to the interests of other stockholders since the holders of the convertible notes may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such convertible notes. Although certain of the convertible notes may not be converted if such conversion would cause the holders thereof to own more than 4.99% of our outstanding common stock, this restriction does not prevent the holders of the convertible notes subject to such restrictions from converting some of their holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 4.99% limit. In this way, the holders of the convertible notes could sell more than any applicable ownership limit while never actually holding more shares than the applicable limits allow. If the holders of the convertible notes choose to do this, it will cause substantial dilution to the then holders of our common stock. Notwithstanding the above, we plan to repay the convertible notes in full before any conversions take place.

The continuously adjustable conversion price feature of the convertible notes could require us to issue a substantially greater number of shares, which may adversely affect the market price of our common stock and cause dilution to our existing stockholders.

Our existing stockholders will experience substantial dilution of their investment upon any conversion of the convertible notes. The convertible notes are convertible into shares of common stock at a conversion price equal to a discount to the market value of our common stock as described above. As a result, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our common stock, which decrease would cause substantial dilution to our existing stockholders. As sequential conversions and sales take place, the price of our common stock may decline, and if so, the holders of the convertible notes would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and would likely cause the value of our common stock to decline.

The continuously adjustable conversion price feature of our convertible notes may encourage the holders of the convertible notes to sell short our common stock, which could have a depressive effect on the price of our common stock.

The convertible notes are convertible into shares of our common stock at a discount to the market value of our common stock. The significant downward pressure on the price of our common stock as the holders of the convertible notes convert and sell material amounts of our common stock could encourage investors to short sell our common stock. This could place further downward pressure on the price of our common stock. In addition, not only the sale of shares issued upon conversion of the convertible notes, but also the mere perception that these sales could occur, may adversely affect the market price of our common stock.

We have established preferred stock which can be designated by the Board of Directors without shareholder approval and have established Series A Preferred Stock and Series B Preferred Stock, which give the holders thereof voting (Series A and B), liquidation rights (Series B) and the ability to convert such shares into our common stock (Series B).

We have 10,000,000 shares of preferred stock authorized, which includes 1,000 shares of designated Series A Preferred Stock of which 1,000 shares are issued and outstanding as of the date of this filing and 200,000 designated shares of Series B Preferred Stock, of which 65,000 are outstanding as of the date of this filing. The Series A Preferred Stock provide the holder thereof the power to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to fifty-one percent (51%) of the total vote. The Series B Preferred Stock have an original issue price and liquidation preference (pro rata with the common stock) of $10.00 per share. The Series B Preferred Stock provides the holders thereof the right to convert such shares of Series B Preferred Stock into common stock on a 100-for-one basis, provided that no conversion can result in the conversion of more than that number of shares of Series B Preferred Stock, if any, such that, upon such conversion, the aggregate beneficial ownership of the Company’s common stock of any such holder and all persons affiliated with any such holder as described in Rule 13d-3 is more than 4.99% of the Company’s common stock then outstanding. As a result, if we were to dissolve, liquidate or sell our assets, the holders of our Series B Preferred Stock would have the right to receive pro rata with our common stock holders of $650,000 in proceeds from any such transaction, after the payment of amounts owed to certain other of our creditors. The payment of the liquidation preferences could result in common stock shareholders receiving less consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preference may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control. Furthermore, the conversion of Series B Preferred Stock may cause substantial dilution to our common shareholders. Additionally, while the Series A Preferred Stock are outstanding, the holders of our common stock will have little to no say in corporate matters, and subject to applicable law, the holders of our Series A Preferred Stock will exercise significant control in determining the appointment of directors and subsequently, the outcome of corporate transactions or other matters concerning the Company, including the appointment of officers. The interests of the holder of the Series A Preferred Stock, currently Mr. Powell, our CEO, may differ from the interests of the Company and the Company’s other stockholders. The voting rights provided to Mr. Powell pursuant to the Series A Preferred Stock may be viewed negatively by investors and the marketplace and may cause the value of our shares to decline in value and/or be worth less than similarly situated companies which do not have similar voting arrangements in place. Because our Board of Directors is entitled to designate the powers and preferences of the preferred stock without a vote of our shareholders, our shareholders will have no control over what designations and preferences our future preferred stock, if any, will have.

The issuance of common stock upon conversion of the Series B Preferred Stock will cause immediate and substantial dilution to existing shareholders.

The Series B Preferred Stock is convertible into shares of the Company’s common stock at the holder’s option on a 100-for-one basis. The issuance of common stock upon conversion of the Series B Preferred Stock will result in immediate and substantial dilution to the interests of other stockholders since the holders of the Series B Preferred Stock may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such Series B Preferred Stock. Although the Series B Preferred Stock may not be converted by holder if such conversion would cause the holder to own more than 4.99% of our outstanding common stock, this restriction does not prevent such holder from converting some of his holdings, selling those shares, and then converting the rest of his holdings, while still staying below the 4.99% limit. In this way, the holder of the Series B Preferred Stock could sell more than this limit while never actually holding more shares than this limit allows. If the holder of the Series B Preferred Stock chooses to do this, it will cause substantial dilution to the then holders of our common stock.

The issuance and sale of common stock upon conversion of the Series B Preferred Stock may depress the market price of our common stock.

If conversions of the Series B Preferred Stock and sales of such converted shares take place, the price of our common stock may decline. In addition, the common stock issuable upon conversion of the Series B Preferred Stock may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb converted shares sold by the Series B Preferred Stock holder, then the value of our common stock will likely decrease.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 23, 2016, we sold a $63,825 Convertible Promissory Note to Carebourn as described above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Recent Transactions”.

We claim an exemption from registration for the issuance pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuance did not involve a public offering, the recipient was an (a) “accredited investor”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, the recipient acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act.

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

On September 23, 2016, we sold Carebourn a Convertible Promissory Note in the principal amount of $63,825, representing $50,000 borrowed from Carebourn and an original issue discount of $13,825 (the “Carebourn Convertible Note”), pursuant to a Securities Purchase Agreement, dated September 23, 2016. The Carebourn Convertible Note bears interest at the rate of 12% per annum (22% upon an event of default) and is due and payable on September 23, 2017.

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

Code Green Apparel Corp.

Date: November 18, 2016	By:	/s/ George J. Powell, III
George J. Powell, III
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial/Accounting Officer)

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Description	Filed With This Quarterly Report on Form 10-Q	Form	Exhibit	Filing Date/Period End Date	File Number
2.1+	Asset Purchase Agreement by and between Code Green Apparel Corp., as purchaser and 10Star LLC, as seller, dated June 23, 2016		8-K	2.1	7/13/2016	000-53434
10.1	Promissory Note by Code Green Apparel Corp., in favor of 10Star LLC ($200,000)		8-K	10.1	7/13/2016	000-53434
10.2	Form of Executive Employment Agreement***		8-K	10.2	7/13/2016	000-53434
10.3	Form of Restricted Stock Agreement***		8-K	10.3	7/13/2016	000-53434
10.4	June 15, 2016 Securities Purchase Agreement with Carebourn Capital, L.P.		10-Q	10.4	6/30/16	000-53434
10.5	$121,325 Convertible Promissory Note owed to Carebourn Capital, L.P.		10-Q	10.5	6/30/16	000-53434
10.6	$75,000 Promissory Note dated July 23, 2016	X
10.7	September 23, 2016 Securities Purchase Agreement with Carebourn Capital, L.P.	X
10.8	$63,825 Convertible Promissory Note owed to Carebourn Capital, L.P.	X
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*Furnished herein.

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

