Form 10-K
period 2016-12-31
CODE GREEN APPAREL CORP
filed 2017-05-22
CIK 1444403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53434

CODE GREEN APPAREL CORP.

(Exact name of registrant as specified in its charter)

Nevada	80-0250289
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31642 Pacific Coast Highway, Ste 102, Laguna Beach, California 92651

(Address of principal executive offices)                   (Zip code)

Registrant’s telephone number, including area code: (888) 884-6277

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	OTC Pink

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Common Stock aggregate market value held by non-affiliates as of the registrant’s most recently completed second fiscal quarter, June 30, 2016: Approximately $1,849,731.

As of May 10, 2017, there were 488,376,582 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: none.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward looking statements” (as that term is defined in Section 27A(i)(1) of the Securities Act), including statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this report under the heading “Risk Factors”. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this report. Forward-looking statements in this report include, among others, statements regarding our capital needs, business plans, and expectations.

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

In this report, we may rely on and refer to information regarding our industry which comes from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

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

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov. You may also read and copy any documents we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You can also obtain copies of the documents upon the payment of a duplicating fee to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us. Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this report.

PART I

ITEM 1. BUSINESS.

Description of Business

The Company was incorporated in Nevada on December 11, 2007, under the name Fluid Solutions, Inc. On May 6, 2009, Fluid Solutions, Inc. acquired all of the outstanding capital stock of GS Wyoming in exchange for 100,669,998 shares of its common stock pursuant to an Exchange Agreement dated May 6, 2009, with that corporation and its shareholders. On May 18, 2009, Fluid Solutions, Inc. changed its name to “Gold Standard Mining Corp.” and effected a 3.3-to-1 forward stock split. On July 17, 2012, Gold Standard Mining Corp. changed its name to J.D. Hutt Corporation, as it sought to engage in opportunities outside of mining and natural resource exploration. From that time, and for a period of nearly two years, the Company’s operations consisted of seeking other opportunities. On April 26, 2014, and with the appointment of George J. Powell, III, as its CEO and then sole director, the Company officially changed its business model to offer eco-friendly corporate apparel primarily constructed from recycled textiles. To better reflect the Company’s change in business direction, the Company officially changed its name to Code Green Apparel Corp. on May 15, 2015.

The Company is engaged in the business of manufacturing, selling, marketing and outfitting companies of all sizes and industries with eco-friendly apparel made from recycled textiles. The corporate apparel market encompasses a wide variety of apparel products and accessories ranging from customized uniforms to caps, t-shirts and aprons. We believe that many of these companies are actively seeking ways to incorporate being more environmentally friendly into their company and would entertain mandating that all uniforms be manufactured from recycled fabrics. As all of our products are eco-friendly, our strategy is to emphasize the sustainability features while at the same time providing our products at market competitive rates.

Code Green reduces the environmental impact of the apparel industry by designing, manufacturing and distributing apparel products from eco-friendly and sustainable textiles. It supports both the uniform needs and sustainability initiatives of companies worldwide, by offering a complete line of recycled apparel in the form of T-shirts, hats, polo shirts, pants, shorts, aprons, jackets and accessories. In addition, the company fulfills recycled clothing needs for organizations of all sizes hosting promotional, fundraising and special events. Its apparel collection is also available to distributors and screen printers through its wholesale distribution channel.

Sourcing, Manufacturing and Distribution

The Company currently purchases from a select number of vendors for the sourcing and manufacturing of its products. Through key relationships established by management spanning over 30 years, the Company has been able to gain access to those mills located overseas in Asia that can implement the closed loop production process as illustrated above. These vendors provide various services throughout the manufacturing process that include, but are not limited to, cutting, sewing, spinning, dyeing, and weaving. The Company is not dependent one vendor or contract manufacturer and, further, believes that there are several sources for its needed raw materials and contract manufacturers of its products available to the Company at competitive prices.

As the majority of the Company’s manufacturing needs are based on custom orders and with specific instructions, such as apparel type, design, logos, or colors, the Company has purchased, and will continue to purchase popular and frequently used items like hats and shirts to hold in inventory and to have readily available in order to fulfill smaller orders. However, customers the Company is seeking to attract are those with very large annual programs and that are very specific and detailed to fit their needs.

Process and Workflow

Once the Company has been introduced to an opportunity to bid on a specific workwear program, the Company receives what is known as a “tech pack” that includes all of the information and requirements surrounding that workwear program. This includes, but is not limited to, the type of garment or apparel, the fabric construction, sizing requirements, color options, and desired quantities. With this information, the Company is now able to determine which manufacturer to use in order to create samples through its manufacturing partners. The sample creation process is an extremely important and technical process and is the key component in securing both the order with the customer and selecting which manufacturer to fulfill an impending order.

As every order is specific to that customer, delivery and distribution of the final products vary on a case-by-case basis. Some customers will require that all finished goods be either shipped directly to their internal facilities or delivered to a 3rd party fulfillment center as selected and identified by the customer. The Company does not currently operate its own warehouse or fulfillment center. The Company feels that at this stage in its development that the most efficient and economical strategy is to provide all required warehousing or distribution services through a Third Party Logistics provider. With numerous options for Third Party providers the Company can provide distribution services that are competitive in the market while allowing for control of overhead.

The Company began delivering its first shipments of eco-friendly products into the marketplace during 2016. These initial shipments were well received by its customers and the Company remains very optimistic about the reception of the market to its products. Some of these initial shipments have in fact resulted in new and additional programs that will ship in 2017. Additionally, the Company has been in receipt of a number of tech packs (as described above) for some potentially large custom apparel manufacturing programs. The Company has initiated designing and creating prototype and production samples in order to solidify these potential sales.

Target Market

According to the U.S. Department of Labor statistics, there are over 130 million people in the workforce. The summary of the North American Workwear Market Forecasts, estimates that 35 to 40 percent of employees are given some form of uniforms, or “workwear.” Furthermore, the workwear market in North America is likely to reach annual revenues of $14.5 billion in 2015. The entire workwear market consists of three distinct market segments: general workwear, corporate workwear and uniforms. The chart below illustrates revenues across these three segments.

Figure 1

Total Workwear and Uniforms Market: Breakup of Revenues and

Percent of Revenues by Product Type (North America), 2005-2015

	General Workwear		Corporate Workwear		Uniforms
Year	Revenues ($ Millions)	Revenues (%)	Revenues ($ Millions)	Revenues (%)	Revenues ($ Millions)	Revenues (%)
2005	6695	63.5	3220.4	30.6	621.2	5.9
2006	7021.1	63.5	3400	30.7	639.7	5.8
2007	7392.1	63.5	3598.4	30.9	653.6	5.6
2008	7426	63.6	3575.3	30.7	666.4	5.7
2009	7411.2	64	3492.4	30.2	673.6	5.8
2010	7511.2	64.1	3528.8	30.1	684	5.8
2011	7765.5	64.2	3635.3	30	697.6	5.8
2012	8068.5	64.1	3803.6	30.2	712.8	5.7
2013	8446.5	64.2	3990.8	30.3	728.4	5.5
2014	8860.5	64.1	4222.1	30.5	744.3	5.4
2015	9303.1	64	4466.7	30.8	760.5	5.2

Note: All figures are rounded; the base year is 2008. Source: Frost & Sullivan

The Three Types of Workwear

First is “General Workwear,” which is further broken down into blue and white workwear. Blue workwear is made up of clothes worn by trades people and workers in heavy industry and manufacturing. Generally, these clothes include coveralls, shirts, jackets, boiler suits, aprons, warehouse coats or overalls. White workwear is made up of clothes worn by employees in the healthcare and hospitality industries. Medical uniforms and chef’s white uniforms are the examples for this type.

The second market segment is the “Corporate Workwear/Imagewear,” which includes career wear and casual workwear. Career wear is made up of workwear used for office-based jobs and customer-facing airline workers. It’s also known as business clothing / business wear / corporate clothing. For men, the business wear includes shirts, trousers, jackets and blazers. For women, it ranges from skirts, trousers, jackets and blouses. The other portion of this segment is casual workwear, most frequently used in logistics and tourism. This type of clothing is typified by the T-shirt or polo shirt.

The third and final market segment is “Uniform.” This is any workwear issued to personnel in the uniformed public services, such as armed forces, law enforcement personnel and postal services employees.

Sustainably Driven Companies

The U.S. Green Building Council states that of the Fortune 500 companies, more than half have embraced the logic of adding a sustainability program to their entity. They are keen to recognize the potential gains derived from public acceptance of their brand name because of sustainability efforts. Businesses are also finding that sustainability is increasingly important in compliance areas, especially in environmental health and safety. And businesses are finding that shareholders and upper level executives are interested and want sustainability programs.

Given the high demand for both workwear and the rising sustainability practices across companies worldwide, Code Green Apparel is strategically positioned to significantly capitalize on this target market with its offering of sustainable work apparel.

Competition

As previously referenced, the overall “Workwear Market” is a well-established segment of the overall global apparel market. As such, there are numerous suppliers and manufacturers that market both “branded” and “private label” apparel programs within the workwear markets.

This is understandable because the extensive breadths of products that are classified as “workwear” require most companies to specialize in one part of the business or another. For instance, a company that specializes in Flame Resistant apparel may not be the best source for embellished logo golf shirts. As a result, some estimates place the actual number of manufacturing servicing this market segment to be approaching 1,200 in number. Simple math will outline that the market itself is certainly sizable enough to support the numbers of competitors that participate in the overall “workwear” market.

The larger suppliers within the workwear market include:

● UniFirst

● Cintas

● Aramark

● G&K Services

These suppliers market a large volume of true “uniforms workwear” but they focus heavily on rental programs and offer an assortment of items that expend well beyond apparel. It is conceivable that Code Green Apparel could end up selling sustainable products to companies like these listed above for these rental programs.

More directly competitive to our business are suppliers that develop and market a sustainable alternative in apparel. Examples of market leaders in the sustainable market are:

● Loomstate

○ Primarily markets 100% Organic Apparel

● Omno

○ Focused on Hemp, Bamboo and Organic Apparel

● Enova

○ Develops apparel from Regenerated Textiles

We believe that Code Green is well positioned to compete against suppliers like those listed above because Code Green is leading the market in Recycled and Regenerated Fabrics.

The creation of Recycled and Regenerated textiles involves capturing waste material from the production process (pre-consumer waste product) and reprocessing this waste material into a reusable state that allows for up-cycling the waste into first quality textiles.

Regenerated fabrics offer near cost neutral alternatives to traditional fabrics. The Company feels that the marketing of Regenerated fabrics will create positive but disruptive market dynamics due to massive water conservation, dramatic reductions in chemicals used in the agricultural process and the potential to divert billions of pounds of waste fabric away from landfills and incinerators through the reclamation and up-cycling of the waste material. The Company acknowledges a competitive niche market segment for organic cotton and other alternative fabrics such as hemp, but believes the limited durability and significant cost increases associated with these fabrics will limit their market penetration.

Competitive Advantages

We believe that Code Green is positioned to compete on every level, as it is customer centric and committed to out-servicing its competition. The Company is committed to developing and marketing specific market apparel that is produced from sustainable textiles. This is a unique market position. Code Green is primed to compete in the overall market because of our premise of marketing sustainable textiles over traditional textiles. Sustainable, regenerated fabrics are significantly less damaging to the global environment than traditional fabrications. Over the past decade or so, more eco-sensitive alternatives have been introduced into the market but due to sizable surcharges these products have experienced limited success. Fortunately, we are now able to market regenerated textile alternatives to traditional fabrics at near cost neutral price points. We believe that this positions Code Green to be the supplier of choice for any organization that is committed to true sustainability.

Historically, the general “Corporate Workwear” market has followed the lead of the better-known retail market. As a result, the suppliers to this general market have been followers, not leaders when it comes to innovation. The Company intends to lead the market with our intent to market sustainable regenerated textiles and consider this to be one of our key competitive advantages.

Code Green is also proud to be a low overhead operation. Without the requirement to manage fleets of delivery trucks or to support massive support teams, we believe that Code Green can be responsive to customers’ needs on every level. Another way we plan to keep operating costs in check is by using competitively priced third party logistics (3PL) operations – allowing us to focus on building profitable programs. Again, we consider this a competitive advantage because of both the flexibility and cost controls that are inherent in this operating method.

Code Green has already established key relationships with dedicated support teams in Asia that are poised to support product development. Additionally, Code Green has the capability to produce product domestically if the customer demands or requires that to be an option.

The long history of low cost sourcing by our key executives combined with our vertical business model and extensive experience in the apparel market positions us to compete on a financial level as well. As evidence of our ability to compete for business, in the market, we have secured initial commitments from multiple targeted customers that will be recorded as shipments in the fiscal year 2017.

Sales & Marketing Strategy

The most significant element of our marketing strategy is our commitment to sustainable textiles. Our regeneration process delivers top quality apparel that is constructed from “up cycled” pre-consumer production textile waste. That means we can make claim to the conservation of tremendous amounts of precious water insecticides, fertilizers and pesticides. It also means that we will account for dramatic reductions in textile waste that historically was disposed of by burying in landfills or burning in incinerators.

We have chosen to focus on “Workwear” – defined as “Corporate Wear, General Workwear, and Uniforms”. Market research and personal experience indicate that this market can be less price sensitive that the traditional retail market and in spite of the breadth of the workwear market, the competition is not as severe.

“Sustainability” is being embraced by a growing number of major corporations that directly or indirectly provide for apparel and other textile products for their employees and customers. Many of these corporations have elevated their sustainability programs to a level of creating a Chief Sustainability Officer (CSO) for the corporation. We intend to target companies that have already publically announced sustainability programs and have assigned CSOs to their organizations. We plan to position ourselves to be a market leader and a market creator in sustainability.

Our sales strategy will follow the same direction. We intend to work with key accounts that already support a sustainable position. Our sales execution will rely upon top-to-top selling efforts performed by both senior executives as well as sales professionals within the organization.

We plan to drive customers to Code Green through direct contact and through the use of dynamic social media marketing campaigns. We plan to utilize aggressive Search Engine Optimization (SEO) programs to drive potential customers to our website (www.codegreenapparel.com). We will continually update our website and incorporate it into the confirmation aspects of the selling efforts. Our website includes information we do not desire to incorporate by reference into this filing.

The global “Workwear” market conducts a number of conventions, trade shows and other industry events. We plan to participate in these industry specific events when we feel it will enhance our ability to reach certain market segments.

Finally, we plan to launch a dynamic public relations campaign featuring our CEO on a variety of television networks and in numerous publications. Mr. Powell has deep media relationships and as previously appeared on television networks such as Fox News and Bloomberg TV.

Most importantly, as Code Green has progressed through the various registration and structural processes, we have also been targeting initial business partners. We are very happy to report that we have secured firm commitments from multiple accounts and are working diligently to expand our market reach. To assist in securing continued revenue growth, the Company has entered into a marketing agreement (described below) that it expects will result in numerous additional customer leads. In order to finance these production runs we will use a combination of customer financing (Letters of Credit and Advance Payments) as well as other traditional commercial debt financing (Purchase Order financing).

On February 9, 2017, the Company entered into an Advertising Services Agreement (the “Advertising Agreement”) with Cicero Consulting Group, LLC (“Cicero”), pursuant to which Cicero agreed to provide marketing and advertising services to the Company for a term of six months. In consideration for agreeing to provide those services we agreed to issue Cicero 32 million shares of common stock.

Employees

On April 26, 2014, the Company entered into an Employment Agreement with our CEO, George J. Powell, III. The Employment Agreement has no term and provides the CEO with an annual base salary of $180,000. Outside of the CEO, the Company does not have any employment agreements with its other employees, provided that its only other employee is its Chief Operating Officer, Thomas H. Witthuhn. However, we have engaged approximately five individuals who are involved in marketing, business development, product design, bookkeeping, and other administrative functions.

Government Regulations

The Company is bound by all normal regulations that are associated with general apparel and textile marketing companies. These regulations include, but are not limited to, Federal Trade Commission (FTC) rules and regulations, local and state employment laws, product importation rules and regulations and common labeling requirements for finished products.

The Company is not subject to restrictive product regulation based specifically upon any Regenerating or Recycling processes for textiles. The Company believes its strategy to develop, produce and acquire all fabrications with third party suppliers will protect the Company from direct responsibility regarding local regulations in overseas markets. The Company will strive to assure its supplier base surpasses all social compliance thresholds.

Jumpstart Our Business Startups Act

In April 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was enacted into law. The JOBS Act provides, among other things:

●	Exemptions for “emerging growth companies” (such as the Company) from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies;
●	Amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Securities Exchange Act of 1934, as amended;
●	Relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings;
●	Adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and
●	Exemption from registration by a non-reporting company of offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and exemption of such sales from state law registration, documentation or offering requirements.

In general, under the JOBS Act a company is an “emerging growth company” if its initial public offering (“IPO”) of common equity securities was effected after December 8, 2011 and the company had less than $1 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an “emerging growth company” after the earliest of

(i)	the completion of the fiscal year in which the company has total annual gross revenues of $1 billion or more,
(ii)	the completion of the fiscal year of the fifth anniversary of the company’s IPO;
(iii)	the company’s issuance of more than $1 billion in nonconvertible debt in the prior three-year period, or
(iv)	the company becoming a “larger accelerated filer” as defined under the Securities Exchange Act of 1934, as amended.

The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings. Those exemptions that impact the Company are discussed below.

The JOBS Act also exempts the Company’s independent registered public accounting firm from having to comply with any rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after the date of the JOBS Act’s enactment, except as otherwise required by SEC rule.

The JOBS Act further exempts an “emerging growth company” from any requirement adopted by the PCAOB for mandatory rotation of the Company’s accounting firm or for a supplemental auditor report about the audit.

Internal Control Attestation. The JOBS Act also provides an exemption from the requirement of the Company’s independent registered public accounting firm to file a report on the Company’s internal control over financial reporting, although management of the Company is still required to file its report on the adequacy of the Company’s internal control over financial reporting.

Section 102(a) of the JOBS Act exempts “emerging growth companies” from the requirements in §14A(e) of the Securities Exchange Act of 1934 for companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, to hold shareholder votes for executive compensation and golden parachutes.

Other Items of the JOBS Act. The JOBS Act also provides that an “emerging growth company” can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The JOBS Act also permits research reports by a broker or dealer about an “emerging growth company” regardless of whether such report provides sufficient information for an investment decision. In addition the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of research reports on the “emerging growth company’s” IPOs.

Section 106 of the JOBS Act permits “emerging growth companies” to submit registration statements under the Securities Act, on a confidential basis provided that the registration statement and all amendments thereto are publicly filed at least 21 days before the issuer conducts any road show. This is intended to allow “emerging growth companies” to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the company is ready to conduct a roadshow.

Election to Opt Out of Transition Period. Section 102(b)(1) of the JOBS Act exempts “emerging growth companies” from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act, registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standard.

The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of the transition period.

Asset Purchase Agreement

Effective on June 23, 2016, we entered into an Asset Purchase Agreement with 10Star LLC (“10Star” and the “Purchase Agreement”), pursuant to which, on the same day, we purchased substantially all of the assets of 10Star (the “Assets” and the “Acquisition”). The Assets included all contracts relating to 10Star’s “On the Border” and “7-Eleven” accounts (the “Purchased Accounts”). The Assets specifically excluded, among other things described in the Purchase Agreement, all of the cash on hand, bank accounts and securities of 10Star, and all liabilities of 10Star, to the extent they do not arise after closing, under contracts that we assumed in connection with the Acquisition.

The purchase price paid for the Assets at closing on June 23, 2016, was (a) $50,000 in cash; (b) 5 million shares of our restricted common stock (the “Purchase Agreement Shares”); and (c) a promissory note in the amount of $200,000 (the “Promissory Note”), described in greater detail below.

During December 2016, the asset value of $280,000 was considered fully impaired. As such, the entire value of $280,000 less the accumulated amortization in the amount of $60,000, was written off.

As part of, and as a required term and condition of the closing, we entered into executive employment agreements with Aaron Luna and William Joseph (J.B.) Hill, to serve as Executive Vice Presidents of the Company (described in greater detail below) in May 2016, in anticipation of the Acquisition.

The parties agreed to certain post-closing requirements in connection with the Acquisition. We agreed that Chase Daniel, the Chief Executive Officer and majority owner of 10Star, would be invited to serve as a member of the Company’s Board of Directors, subject to the Board of Directors confirming his qualifications, for a period of not less than one (1) year from the closing, which occurred in June 2016. We agreed to provide Mr. Daniel, upon payment in full of the Promissory Note, a commission equal to 3% of all net sales (gross sales generated by us, less (i) returns, (ii) discounts, (iii) adjustments, and (iv) allowances) shipped by us (and paid for by customers), relating to the Purchased Accounts, payable monthly in arrears. We agreed to keep complete and accurate books and records showing all net sales with respect to the Purchased Accounts and to allow Mr. Daniel audit and inspection rights in connection therewith. In the event any audit reveals a shortfall, we are required to immediately pay such shortfall, with any amount not immediately paid accruing interest at the rate of 15% per annum until paid, and we are required to reimburse Mr. Daniel for the cost of such audit in the event any shortfall is greater than 5% of the amount of commissions paid in the prior 12 months. Additionally, until June 23, 2019 (three years from closing), neither 10Star, Mr. Daniel, nor any of their affiliates, are allowed to, directly or indirectly, own any interest in, manage, operate, control or participate in the ownership, management, operation or control of any business, whether in corporate, proprietorship or partnership form or otherwise, engaged in the business of designing, manufacturing, modifying, selling, and/or distributing of apparel (the “Business”), in the States of Texas or California, subject to certain exceptions described in the Purchase Agreement. Finally, within six months of the closing, 10Star is required to amend its formation documents to change its name to something other than ‘10Star’ or any similar name or derivatives thereof and to file any and all documents required to allow us to register the name ‘10Star’ as a trademark.

The Purchase Agreement also contained standard and customary representations and warranties and indemnification rights.

Promissory Note

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

Recent Transactions:

Previously, in May 2015, the Company entered into a consulting agreement with a consultant, pursuant to which the consultant agreed to provide business consulting services to the company for a term of three years (automatically extendable for one year periods thereafter unless terminated by either party), and the company agreed to pay the consultant $200,000 per year in consideration for such services.

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

During July 2016, the Company issued a promissory note in the amount of $82,500. The note was due in one month and is currently in default. The note contains an original issue discount in the amount of $7,500. The remaining balance due at December 31, 2016 and 2015 was $82,500 and $-0-, respectively. The accrued interest on the note was $8,945 and $-0- at December 31, 2016 and 2015, respectively.

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

On April 12, 2017, our Board of Directors and majority shareholder (i.e., George J. Powell, III, the Company’s Chief Executive Officer and Director, who holds (i) 1,000 shares of Series A Preferred Stock, which provides the holder thereof the right to vote 51% of the vote on all shareholder matters and (ii) 89,115,016 shares of the Company’s outstanding common stock), via a written consent to action without meeting, approved the filing of a Certificate of Amendment to our Articles of Incorporation to increase the authorized common stock of the Company, from one billion (1,000,000,000) shares of common stock, $0.001 par value per share, to one billion, nine hundred and ninety million (1,990,000,000) shares of common stock, $0.001 par value share (the “Amendment”).

The Amendment did not change (a) the number of authorized shares of our preferred stock, which remained ten million (10,000,000) shares of preferred stock, $0.001 par value per share; (b) the rights of our Board of Directors to designate the rights and preferences of such preferred stock (as further described in our Articles of Amendment, as amended); or (c) the previously designated series of our preferred stock.

On April 13, 2017, the Company filed the Amendment with the Nevada Secretary of State, which became effective on the same date.

In April 2017, the Company entered into a consulting agreement with a consultant, pursuant to which the consultant agreed to provide business consulting services to the company for a term of three months (extendable at the option of the parties), and the company agreed to pay the consultant $25,000 per month in consideration for such services, with $25,000 due upon the parties’ entry into the agreement, $25,000 due in 15 days and $25,000 due in 30 days.

On April 12, 2017, pursuant to a Note Purchase Agreement, we sold a 10% Convertible Debenture in the principal amount of $32,500 (which included a $5,000 original issue discount) to Sojourn Investments, LP (“Sojourn” and the “Sojourn Debenture”). The principal amount of the debenture accrues at 10% per annum until paid or converted into common stock (18% upon the occurrence of an event of default). The Sojourn Debenture has a maturity date of January 12, 2018, provided the debenture can be repaid at any time, provided that if repaid more than 30 days after the issuance date, we are required to pay 130% of the principal amount of the debenture, together with accrued interest.

The Sojourn Debenture is convertible into shares of our common stock at any time, at a conversion price equal to 58% of the average of the lowest three (3) closing prices during the prior 20 trading days.

In the event we fail to deliver the shares of common stock issuable upon conversion of the debenture within three business days of our receipt of a conversion notice, we are required to pay Sojourn $1,000 per day for each day that we fail to deliver such shares for up to the first 30 days that the failure continues.

At no time may the Sojourn Debenture be converted into shares of our common stock if such conversion would result in Sojourn and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock.

The Sojourn Debenture provides for standard and customary events of default such as failing to timely make payments under the Sojourn Debenture when due and the failure of the Company to timely comply with the Exchange Act reporting requirements. Additionally, upon the occurrence of certain defaults, as described in the Sojourn Debenture, we are required to pay Sojourn liquidated damages in addition to the amount owed under the Sojourn Debenture.

We hope to repay the Sojourn Debenture prior to any conversion. In the event that the Sojourn Debenture is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the Sojourn Debenture is converted into common stock.

On April 17, 2017, we sold Carebourn a Convertible Promissory Note in the principal amount of $135,575 (the “April 2017 Carebourn Convertible Note”), pursuant to a Securities Purchase Agreement, dated April 17, 2017. The April 2017 Carebourn Convertible Note bears interest at the rate of 12% per annum (22% upon an event of default) and is due and payable on April 17, 2018. The April 2017 Carebourn Convertible Note had an original issue discount of $27,075. In addition, we paid $8,500 of Carebourn’s expenses and attorney fees in connection with the sale of the note, which were included in the principal amount of the note.

Periodic payments are due by us on the April 2017 Carebourn Convertible Note at the rate of $565 per day ($135,575 / 240 days)(the “Repayment Amount”), via direct withdrawal from our bank account. The Repayment Amount automatically adjusts to a prorated higher amount in the amount any penalties or events of default occur under the April 2017 Carebourn Convertible Note.

The April 2017 Carebourn Convertible Note provides for standard and customary events of default such as failing to timely make payments under the April 2017 Carebourn Convertible Note when due, the failure of the Company to timely comply with the Exchange Act reporting requirements and the failure to maintain a listing on the OTCQB. Additionally, upon the occurrence of certain defaults, as described in the April 2017 Carebourn Convertible Note, we are required to pay Carebourn liquidated damages in addition to the amount owed under the April 2017 Carebourn Convertible Note.

The principal amount of the April 2017 Carebourn Convertible Note and all accrued interest is convertible at the option of the holder thereof into our common stock at any time following the 180th day after the April 2017 Carebourn Convertible Note was issued. The conversion price of the April 2017 Carebourn Convertible Note is equal to 50% of the average of the lowest three (3) trading prices of the Company’s common stock during the twenty trading days prior to the conversion date.

In the event we fail to deliver the shares of common stock issuable upon conversion of the note within three business days of our receipt of a conversion notice, we are required to pay Carebourn $1,500 per day for each day that we fail to deliver such shares.

At no time may the April 2017 Carebourn Convertible Note be converted into shares of our common stock if such conversion would result in Carebourn and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock.

We may prepay in full the unpaid principal and interest on the April 2017 Carebourn Convertible Note, with at least 20 trading days’ notice, (a) any time prior to the 180th day after the issuance date, by paying 130% of the principal amount of the note together with accrued interest thereon; and (b) any time after the 180th day after the issuance date and prior to the 364th day after issuance, by paying 150% of the principal amount of the note together with accrued interest thereon.

The April 2017 Carebourn Convertible Note also contains customary positive and negative covenants.

We hope to repay the April 2017 Carebourn Convertible Note prior to any conversion. In the event that the April 2017 Carebourn Convertible Note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the April 2017 Carebourn Convertible Note is converted into common stock.

ITEM 1A. RISK FACTORS.

Our business and operations are subject to many risks. The risks described below may not be the only risks we face, as our business and operations may also be subject to risks that we do not yet know of, or that we currently believe are immaterial. If any of the events or circumstances described below actually occurs, our business, financial condition, results of operations or cash flow could be materially and adversely affected and the trading price of our common stock could decline. The following risk factors should be read in conjunction with the other information contained herein, including the financial statements and the related notes. In addition, please read “Cautionary Note Regarding Forward-Looking Statements” in this filing, where we describe additional uncertainties associated with our business and the forward-looking statements included or incorporated by reference in this filing.

Our securities should only be purchased by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this filing before deciding to become a holder of our securities. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

Risks Relating To Our Business

We have received a going concern opinion from our auditors and we are currently operating at a loss, which raises substantial doubt about our ability to continue as a going concern.

We have received a “Going Concern” opinion from our auditors. Although we are currently conducting operations, the Company has not generated revenues sufficient to support its operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

We need additional capital to develop our business. If we fail to obtain additional capital we may not be able to implement our business plan.

The Company has limited cash on hand since we have negative working capital of $2,595,253 as of December 31, 2016. The Company will require additional funding in order to finance the full development of its business plan. If the Company is unable to raise the funds necessary, the Issuer may have to delay the implementation of its business plan. The Company does not have any alternate arrangements for financing and can provide no assurance that it will be able to obtain the required financing when needed.

If we are unable to manage future growth effectively, our profitability and liquidity could be adversely affected.

Our ability to achieve our desired growth depends on our execution in functional areas such as management, sales and marketing, finance and general administration and operations. To manage any future growth, we must continue to improve our operational and financial processes and systems and expand, train and manage our employee base and control associated costs. Our efforts to grow our business, both in terms of size and in diversity of customer bases served, will require rapid expansion in certain functional areas and put a significant strain on our resources. We may incur significant expenses as we attempt to scale our resources and make investments in our business that we believe are necessary to achieve long-term growth goals. If we are unable to manage our growth effectively, our expenses could increase without a proportionate increase in revenue, our margins could decrease, and our business and results of operations could be adversely affected.

We may have difficulty obtaining future funding sources, if needed, and we may have to accept terms that would adversely affect stockholders.

We will need to raise funds from additional financing in the future to complete our business plan and may need to raise additional funding in the future to support our operations. We have no commitments for any financing and any financing commitments may result in dilution to our existing stockholders. We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Additionally, we may raise funding by issuing convertible notes, which if converted into shares of our common stock would dilute our then stockholders’ interests. Lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions or significant asset sales. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

Because we have a limited operating history, we face a high risk of business failure.

The Company has a limited operating history upon which to base an evaluation of its business and prospects. The Company’s business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in competitive and unpredictable industries like the apparel and uniform industry. As a result of the Company’s limited operating history, it is difficult to accurately forecast net profits and management has limited historical financial data upon which to base planned operating expenses.

Our officers and director lack experience in and with publicly-traded companies.

While we rely heavily on George J. Powell, III (Chief Executive Officer and Interim Financial Officer and Director), Mr. Powell has little to no experience serving as an officer or director of a publicly-traded company, or experience with the reporting requirements which public companies are subject to. Additionally, Mr. Powell has little to no significant experience with the financial accounting and preparation requirements of financial statements which we are required to file on a quarterly and annual basis under the Exchange Act. We plan to rely on our outside accountants and bookkeepers to help us create a system of accounting controls and procedures to maintain the Company’s accounting records, until such time, if ever, as we generate the revenues required to engage a separate Chief Accounting Officer, with accounting experience with publicly reporting companies. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to Mr. Powell’s and our other officers ultimate lack of experience with publicly-traded companies in general and especially in connection with their lack of experience with the financial accounting and preparation requirements of the Exchange Act.

If the Company is dissolved, it is unlikely that there will be sufficient assets remaining to distribute to our shareholders.

In the event of the dissolution of the Company, the proceeds realized from the liquidation of our assets, if any, will be used primarily to pay the claims of our creditors, if any, before there can be any distribution to the shareholders. In that case, the ability of equity shareholders to recover any amounts upon liquidation will depend on the amount of funds realized and the claims to be satisfied therefrom. Additionally, the Series B Preferred Stock have an original issue price and liquidation preference (pro rata with the common stock) of $10.00 per share. As a result, if we were to dissolve, liquidate or sell our assets, the holders of our Series B Preferred Stock would have the right to receive pro rata with our common stock holders of $650,000 in proceeds from any such transaction, after the payment of amounts owed to certain other of our creditors. The payment of the liquidation preferences could result in common stock shareholders receiving less consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily.

If we are forced to incur unanticipated costs or expenses, we may have to suspend or cease our activities entirely which could result in our securities becoming worthless.

Because we are a small business, with limited assets, we are not in a position to bear unanticipated costs and expenses. If we have to make changes in our structure or are faced with circumstances that are beyond our ability to afford, we may have to suspend or cease our activities entirely which could result in the value of our securities becoming worthless.

We depend on key personnel to manage our business effectively and they may be difficult to replace.

The Company’s performance substantially depends on the efforts and abilities of its management team and key employees. Furthermore, much of the Company’s success is based on the expertise, experience and know-how of its key personnel regarding the sourcing of sustainable textiles and the overall apparel industry. The loss of key employees could have a negative effect on our business, revenues, results of operations and financial condition.

Key management personnel may leave the Company which could adversely affect the ability of the Company to continue its development.

Because we are almost entirely dependent on the efforts of our officer and director, George J. Powell, III, his departure or the loss of other key personnel in the future, could have a material adverse effect on our business. We do not maintain key man life insurance on Mr. Powell. On April 26, 2014 we signed an employment agreement with Mr. Powell. The agreement continues in effect until either party provides the other of written notice of their intent to terminate the arrangement. As such, Mr. Powell may terminate his employment with us at any time for any reason.

Because our Chief Executive Officer owns 1,000 shares of Series A Preferred Stock, he will make and control corporate decisions that may be disadvantageous to minority shareholders.

Mr. Powell, our Chief Executive Officer, owns 1,000 shares of Series A Preferred Stock. As the holder of these preferred shares, he has the power to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to fifty-one percent (51%) of the total vote. Accordingly, he will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Mr. Powell may be able to influence the authorization of additional securities. The issuance of common stock may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock. The interests of Mr. Powell may differ from the interests of the other stockholders and may result in corporate decisions that are disadvantageous to other shareholders.

Risks Relating To Our Industry

We are subject to intense and significant competition within our industry, which may adversely affect our results of operations and financial condition.

We are subject to significant competition that could harm our ability to win business and increase price pressure on our products. The uniform sales industry is highly competitive. The principal methods of competition in the industry are quality of service and price. We face strong competition from a wide variety of firms, including large, firms. Leading competitors include Aramark Corporation, Cintas Corporation and G&K Services, Inc. The remainder of the market is divided among hundreds of smaller businesses, many of which serve one or a limited number of markets or geographic service areas. We compete with businesses that focus on selling uniforms and other related items. Most of these businesses possess substantially greater financial and other resources than we do. Additionally, our larger competitors are able to devote greater resources to manufacturing and selling their products. Certain competitors operate larger facilities and have longer operating histories and presence in key markets, greater name recognition and larger customer bases. As a result, these competitors may be able to adapt more quickly to changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. Moreover, we may not have sufficient resources to undertake the continuing research and development necessary to remain competitive. We may also face increased competition due to the entry of new competitors. This competition would likely have an adverse effect on our results of operations and force us to curtail or abandon our current business plan.

Our business may be adversely affected by national, regional or industry specific economic slowdowns.

National, regional or industry specific economic slowdowns, as well as events or conditions in a particular area, such as adverse weather and other factors, may adversely affect our operating results. In addition, increases in interest rates that may lead to a decline in economic activity, while simultaneously resulting in higher interest expense to us under our credit facility, may adversely affect our operating results.

Economic and business conditions affecting our customer base could negatively impact our sales and operating results.

We may supply uniform services to many industries that are subject to one or more of shifting employment levels, changes in worker productivity, uncertainty regarding the impacts of rehiring and a shift to offshore manufacturing. Economic hardship among a customer base could cause customers to reduce work forces, restrict expenditures or even cease to conduct business, all of which could reduce the number of employees utilizing our uniform services, which would negatively affect our sales and results of operations.

Compliance and Corporate Governance Risks

The recently enacted Jobs Act will allow us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are and we will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a “large accelerated filer” (with at least $700 million in public float) under the Exchange Act. For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” as described in further detail in the risk factors below. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, as is currently our plan, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

The Company’s election not to opt out of Jobs Act extended accounting transition period may not make its financial statements easily comparable to other companies.

Pursuant to the JOBS Act, as an “emerging growth company”, the Company can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the Public Company Accounting Oversight Board (PCAOB) or the SEC. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an “emerging growth company”, can adopt the standard for the private company. This may make comparison of the Company’s financial statements with any other public company which is not either an “emerging growth company” nor an “emerging growth company” which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

The Jobs Act will also allow the Company to postpone the date by which it must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. The Company meets the definition of an “emerging growth company” and so long as it qualifies as an “emerging growth company,” it will, among other things:

●          be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

●          be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of The Dodd–Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of Chief Executive Officers;

●          be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act and instead provide a reduced level of disclosure concerning executive compensation; and

●          be exempt from any rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

Although the Company is still evaluating the JOBS Act, it currently intends to take advantage of all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. The Company has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b)(1) of the JOBS Act. Among other things, this means that the Company’s independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company’s internal control over financial reporting so long as it qualifies as an “emerging growth company”, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an “emerging growth company”, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, which would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

We incur ongoing costs and expenses for SEC reporting and compliance without significant revenue we may not be able to remain in compliance, making it difficult for shareholders to sell their shares, if at all.

In order for us to remain in compliance with our on-going reporting requirements, we will require additional capital and/or future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to further capitalize the company or generate sufficient revenues to remain in compliance, it may be difficult for shareholders to sell shares of our common stock, if at all. There will be ongoing costs and expenses for SEC reporting, including the general booking and accounting costs for the preparation of the financial quarterlies (10Qs) and annual filings (10Ks), and auditor’s fees. Further, there will be processing costs in preparing and converting documents and disclosures through the EDGAR filing system, including certain cost for the new language XBRL that will be required as part of the EDGAR filing. As such, there will be cost relating to the filing of all and any reporting of material changes in the company through the 8-K’s, S-8 registrations, disclosure Forms 3, 4 and 5, and any other SEC filing requirement in the corporate governance of a reporting issuer to the SEC. We estimate that these costs could result in up to $75,000 per year of initial ongoing costs that would need to be included in the financing of the Company.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rules enacted by the SEC, the New York Stock Exchange and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

We do not currently have independent audit or compensation committees. As a result, our directors have the ability to, among other things, determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Risks Associated with our Securities

Shares of our common stock are “penny stocks”.

At all times when the current market price per share of our common stock is less than $5.00, our shares of common stock will be considered “penny stocks” as defined in the Exchange Act. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of our common stock. In addition, the penny stock rules adopted by the Securities and Exchange Commission under the Exchange Act would subject the sale of shares of our common stock to regulations which impose sales practice requirements on broker-dealers. For example, broker-dealers selling penny stocks must, prior to effecting the transaction, provide their customers with a document which discloses the risks of investing in penny stocks.

Furthermore, if the person purchasing penny stocks is someone other than an accredited investor, as defined in the Securities Act, or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer’s account by obtaining information concerning the customer’s financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in penny stocks. Accordingly, the SEC’s rules may limit the number of potential purchasers of shares of our common stock. Moreover, various state securities laws impose restrictions on transferring penny stocks, and, as a result, investors in our common stock may have their ability to sell their shares impaired.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which (i) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (ii) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of Securities’ laws; (iii) contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and significance of the spread between the “bid” and “ask” price; (iv) contains a toll-free telephone number for inquiries on disciplinary actions; (v) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (vi) contains such other information and is in such form (including language, type, size and format), as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in penny stock, the customer (i) with bid and offer quotations for the penny stock; (ii) the compensation of the broker-dealer and its salesperson in the transaction; (iii) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (iv) monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If any of the Company’s securities become subject to the penny stock rules, holders of those securities may have difficulty selling those securities. Stockholders should be aware that, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

(i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

(iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

(iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

(v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Shareholders who hold unregistered shares of our common stock will be subject to resale restrictions pursuant to Rule 144, due to the fact that we are deemed to be a former “shell company.”

Pursuant to Rule 144 of the Securities Act (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. While we do not believe that we are currently a “shell company”, we were previously a “shell company” and as such are deemed to be a former “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 may not be able to be made until we are subject to Section 13 or 15(d) of the Exchange Act, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-”shell company.” Because we are deemed to be a former “shell company”, none of our non-registered securities will be eligible to be sold pursuant to Rule 144 and any non-registered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity if we fail to continue to comply with the requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our status as a former “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned).

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing stockholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

We have various outstanding convertible notes which are convertible into shares of our common stock at a discount to market.

As described below under “Note 5 – Convertible Notes” to the financial statements included herein, we currently have various outstanding convertible promissory notes. The conversion prices of the convertible notes provide for conversion of amounts owed at a 42%-50% discount to the market value of our common stock. As a result, any conversion of the convertible notes and sale of shares of common stock issuable in connection with the conversion thereof will likely cause the value of our common stock, if any, to decline in value, as described in greater detail under the Risk Factors below.

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

We currently have a sporadic, illiquid, volatile market for our common stock, the market for our common stock is and may remain sporadic, illiquid, and volatile in the future.

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future and will likely be subject to wide fluctuations in response to several factors, including, but not limited to:

●	actual or anticipated variations in our results of operations;

●	our ability or inability to generate revenues;

●	the number of shares in our public float;

●	increased competition; and

●	conditions and trends in the market for our services.

Because our common stock is traded on the OTC Pink market (and in the future, we hope on the OTCQB market), our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to the actual value of the Company, and not reflect the actual value of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company’s public reports, industry information, and those business valuation methods commonly used to value private companies.

ITEM 2. PROPERTIES.

We currently lease a 1,290 square foot office space located at 31642 Pacific Coast Highway, Suite 102, Laguna Beach, California 92651. Our lease term is 5 years, expiring January 31, 2021, and our monthly base rent is $3,438 per month. Management believes this facility is appropriate for our current needs. However, we do seek to expand at reasonable cost if our business required us to do so.

The Company is obligated under a commercial real estate sublease agreement for office space in Dallas, Texas, with Granite One West, Ltd. The sublease is for a term of seven months which began on August 1, 2016 and expires on February 28, 2017. The lease calls for current monthly rental payments of $2,200.

Rental expense for the years ended December 31, 2016 and 2015 was $50,784 and $23,500, respectively. Future minimum rental payments for the remaining terms are as follows:

Year Ending December 31,	Amount
2017	$45,656
2018	41,256
2019	41,256
2020	41,256
2021	3,438
Total	$172,862

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Pink under the symbol CGAC, provided that we hope to have our common stock quoted on the OTCQB market following the filing of this report. However, the fact that our securities have historically had limited and sporadic trading on the OTC Pink market, does not by itself constitute a public market, and as such, historical price quotations relating to trades in our stock on the OTC Pink have not been included in this filing.

Holders

We had approximately 99 record holders of our common stock as of May 10, 2017, according to the books of our transfer agent. The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Description of Capital Stock

As of May 10, 2017, we had 488,376,582 shares of our common stock outstanding, 1,000 shares of our Series A Preferred Stock outstanding and 65,000 shares of our Series B Convertible Preferred Stock outstanding.

Common Stock

Our Articles of Incorporation authorize the issuance of up to 1,990,000,000 shares of common stock.

Holders of common stock are entitled to one vote for each share on all matters submitted to a vote of shareholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share in all dividends that the Board of Directors, in its discretion, declares from legally available funds. In the event of our liquidation, dissolution or winding up, subject to the preferences of any shares of preferred stock which may then be authorized and outstanding, each outstanding share entitles its holder to participate in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock.

Holders of common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions for the common stock. The rights of the holders of common stock are subject to any rights that may be fixed for holders of preferred stock, when and if any preferred stock is authorized and issued. All outstanding shares of common stock are duly authorized, validly issued, fully paid and non-assessable.

Preferred Stock

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions, as are determined by resolution of our Board of Directors.

Series A Preferred:

On May 20, 2015, the Company filed a Certificate of Designation that authorized the issuance of up to one thousand (1,000) shares of a new series designated “Series A Preferred Stock,” and established the rights, preferences and limitations thereof. For so long as any shares of the Series A Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to fifty-one percent (51%) of the total vote.

There are no rights to dividends, liquidation preferences or conversion rights associated with the Series A Preferred Stock.

Series B Convertible Preferred:

On December 7, 2015, the Company filed a Certificate of Designation that authorized the issuance of up to two hundred thousand (200,000) shares of a new series designated “Series B Convertible Preferred Stock,” and established the rights, preferences and limitations thereof. The Series B Convertible Preferred Stock have an original issue price and liquidation preference (pro rata with the common stock) of $10.00 per share. The Series B Convertible Preferred Stock provides the holders thereof the right to convert such shares of Series B Convertible Preferred Stock into common stock on a 100-for-one basis, provided that no conversion can result in the conversion of more than that number of shares of Series B Convertible Preferred Stock, if any, such that, upon such conversion, the aggregate beneficial ownership of the Company’s common stock (calculated pursuant to Rule 13d-3 of the Exchange Act) of any such holder and all persons affiliated with any such holder as described in Rule 13d-3 is more than 4.99% of the Company’s common stock then outstanding (the “Maximum Percentage”). For so long as any shares of the Series B Convertible Preferred Stock remain issued and outstanding, the holders thereof are entitled to vote that number of votes as equals the number of shares of common stock into which such holder’s aggregate shares of Series B Convertible Preferred Stock are convertible, subject to the Maximum Percentage.

Dividends

We have not declared dividends since our inception. holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available. We presently anticipate that all earnings, if any, will be retained for development of our business. Any future disposition of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Anti-Takeover Effects of Our Articles of Incorporation and Bylaws

We are governed by the Nevada Revised statutes (referred to as the “NRS”). Our articles of incorporation and bylaws do not permit cumulative voting in the election of directors. Cumulative voting allows a stockholder to vote a portion or all of the stockholder’s shares for one or more candidates for seats on the board of directors. Without cumulative voting, a minority stockholder may not be able to gain as many seats on our board of directors as the stockholder would be able to gain if cumulative voting were permitted. The absence of cumulative voting makes it more difficult for a minority stockholder to gain a seat on our board of directors to influence our board’s decision regarding a takeover or otherwise.

Nevada Anti-Takeover Statute

We have elected not to be governed by Section 78.378 to 78.3793 of the NRS or Section 78.411 to 78.444 of the NRS which impose additional requirements regarding acquisitions of a controlling interest, mergers and other business combinations.

Limitations of Liability and Indemnification

Our Articles of Incorporation and Bylaws provide that we will indemnify our directors and officers, and other agents, to the fullest extent permitted by the NRS, which prohibits our articles of incorporation from limiting the liability of our directors for the following:

● any breach of the director’s duty of loyalty to us or to our stockholders;

● acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

● unlawful payment of dividends or unlawful stock repurchases or redemptions; and

● any transaction from which the director derived an improper personal benefit.

If Nevada law is amended to authorize corporate action further eliminating or limiting the personal liability of a director, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Nevada law, as so amended. Our Articles of Incorporation will not eliminate a director’s duty of care and, in appropriate circumstances, equitable remedies, such as injunctive or other forms of non-monetary relief, remain available under Nevada law. This provision also does not affect a director’s responsibilities under any other laws, such as the federal securities laws or other state or federal laws. Under our Bylaws, we will also be empowered to purchase insurance on behalf of any person whom we are required or permitted to indemnify.

In addition to the indemnification required in our Articles of Incorporation and Bylaws, we may enter into indemnification agreements with our current director and executive officer. These agreements may provide for the indemnification of such persons for all reasonable expenses and liabilities, including attorneys’ fees, judgments, fines, and settlement amounts, incurred in connection with any action or proceeding brought against them by reason of the fact that they are or were serving in such capacity. We believe that these Bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We may also maintain directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions in our Articles of Incorporation and Bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers, and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. There is no pending litigation or proceeding naming any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Dividend Policy

We have not declared or paid cash dividends, or made distributions in the past. We do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings to finance operations. We may however declare and pay dividends in shares of our common stock in the future.

Recent Sales of Unregistered Securities

On January 10, 2017, the Company issued 10,000,000 shares of its restricted common stock to its Director and COO, Thomas Witthuhn, in consideration for operations achievements relative to building the Company.

On January 12, 2017, we issued 12 million shares of common stock to Beaufort Capital Partners LLC in connection with the conversion of debt.

On March 22, 2017, we issued 20 million shares of common stock to Anubis Capital Partners in connection with the conversion of debt.

On April 7, 2017, we issued 21,481,481 shares of common stock to Anubis Capital Partners in connection with the conversion of debt.

On April 10, 2017, we issued 20 million shares of common stock to Anubis Capital Partners in connection with the conversion of debt.

On February 9, 2017, the Company entered into an Advertising Services Agreement (the “Advertising Agreement”) with Cicero Consulting Group, LLC (“Cicero”), pursuant to which Cicero agreed to provide marketing and advertising services to the Company for a term of six months. In consideration for agreeing to provide those services we agreed to issue Cicero 32 million shares of common stock.

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, and the rules and regulations promulgated thereunder in connection with the issuance described above since the foregoing issuance did not involve a public offering, the recipient was (a) an “accredited investor”, and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act.. With respect to the transaction described above, no general solicitation was made either by us or by any person acting on our behalf. The transaction was privately negotiated, and did not involve any kind of public solicitation. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for the debt conversions described above, as the securities were exchanged by us with our existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

As described above under “Part I - Item I. Business – Recent Transactions”, on April 12, 2017, we sold Sojourn the Sojourn Debenture and on April 17, 2017, we sold Carebourn the April 2017 Carebourn Convertible Note. The note and debenture are convertible into our common stock at a discount to the trading price of our common stock as described in greater detail above. We claim an exemption from registration for the issuance of such convertible securities pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (i) “accredited investors”; and/or (ii) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, and the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

ITEM 6. SELECTED FINANCIAL DATA.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operations

We have commenced shipping products to several customers, including Frisco Rivet and numerous specialty based accounts. We are also working diligently to finalize programs with numerous other accounts. Notwithstanding the above, we believe we need $1.5 million of additional funding for production in the near term and for our operations for the next 12 months and $2.5 million for our operations over the next 24 months, as described below. We plan to raise funding subsequent to the date of this report through the sale of debt or equity, which may not be available on favorable terms, if at all. We require additional funding to (a) fund production on new programs that are coming on line; (b) fund additional sales and marketing programs to enhance revenue growth; (c) fund development of and warehouse inventory for an E-Commerce site; (d) fund synergistic acquisitions; and (e) to bridge operational working capital until such time, if ever, as we can generate sufficient revenues to support our expenses. If we are unable to access additional capital moving forward, it will hurt our ability to grow and to generate future revenues. We may not be able to increase sales or obtain additional financing, if necessary, at a level to meet our current obligations to continue as a going concern.

Results of Operations

Year ended December 31, 2016 versus the year ended December 31, 2015

The following table presents the Company’s results of operations for the year ended December 31, 2016 compared to the year ended December 31, 2015

	For Year Ended December 31,
	2016	2015	$ Change	% Change
Revenue	$269,210	$—	$269,210	100%
Cost of Goods Sold	(272,361)	—	(272,361)	(100%)
Gross Loss	(3,151)	—	(3,151)	(100%)

Operating Expenses
Selling, General and Administrative	1,628,769	1,112,543	516,226	46.4%

Total Operating Expenses	1,628,769	1,112,543	516,226	46.4%

Loss From Operations	(1,631,920)	(1,112,543)	(519,377)	(46.7%)

Other Income (Expense)
Change in Fair Value of Derivative	(194,602)	(396,385)	201,783	(50.9%)
Derivative Liability Expense – Insufficient Shares	(561,447)	—	(561,447)	(100.0%)
Gain on Conversion of Debt	55,384	—	55,384	100.0%
Loss on Impairment of Intangible Assets	(220,000)	—	(220,000)	(100.0%)
Interest Expense	(103,999)	(273,495)	169,496	(62.0%)

Total Other Income (Expense)	(1,024,664)	(669,880)	(354,784)	(53.0%)

Income(Loss) Before Income Taxes	(2,656,584)	(1,782,423)	(871,161)	(49.0%)

Net Loss	$(2,656,584)	$(1,782,423)	$(871,161)	(49.0%)

Discount attributable to beneficial conversion privilege of preferred stock	$250,000	$—	$250,000	100.0%

Income (Loss) Applicable to Common Stock	$(2,906,584)	$(1,782,423)	$(1,124,161)	(63.0%)

Revenue and Gross Loss

During the year ended December 31, 2016, the Company generated $269,210 in revenues through the sale of goods with associated costs of $272,361. The Company recognized a gross loss of $3,151 for the year ended December 31, 2016. During the year ended December 31, 2015, the Company reported no sales, had no costs of goods sold and had no gross profit.

Operating expenses

The Company incurred $1,628,769 in selling, general and administrative expenses for the year ended December 31, 2016, a $516,226 increase from the $1,112,543 in selling, general and administrative expenses incurred during the year ended December 31, 2015. Selling, general and administrative expenses consist of expenses the Company incurs during day-to-day operations.

During the year ended December 31, 2016, the Company incurred $198,487 of consulting expenses, which are included under selling, general and administrative expenses. The Company incurred $11,613 consulting expenses during the year ended December 31, 2015. Consulting expenses relate to the development of products within the corporate logo wear industry made from sustainable textiles.

During the year ended December 31, 2016, the Company incurred $260,036 of legal, accounting and professional expenses, which are included under selling, general and administrative expenses, which is a $301,461 decrease from the $561,497 incurred during the year ended December 31, 2015. Legal, accounting and professional expenses relate to the Company’s registration statement and other filings with the Securities and Exchange Commission. The main reason for the decrease in professional fees was the cost of the preparation of the Company’s Form S-1 registration statement during the prior period.

During the year ended December 31, 2016, the Company incurred $33,204 of product development expenses, which are included under selling, general and administrative expenses, which is an $80,803 decrease compared to the $114,007 incurred during the year ended December 31, 2016. The product development costs relate to the development of products within the corporate logo wear industry made from sustainable textiles, and were higher in the prior period as the Company was just starting its operations during that period. In the near term the Company expects product development expenses to remain consistent but over time and as revenue increases, we anticipate product development expenses to level out as a percentage of sales. As we get requests for products from new clients we anticipate our development costs spiking, as each customer will want specific items developed for their specific needs. We will likely experience ups and downs with regards to product development costs for these specific reasons in the foreseeable future.

During the year ended December 31, 2016, the Company incurred $91,204 of travel expenses, which are included under selling, general and administrative expenses, which is a $68,584 decrease from the $159,788 incurred during the year ended December 31, 2015. Travel expenses relate to the efforts by management to meet with new customers and potential customers and vary from period-to-period. Over time the Company expects to see a leveling off of these costs; however, as the Company grows the Company anticipates these expenses increasing.

During the year ended December 31, 2016, the Company recorded $767,000 of non-cash compensation related to the stock issuance to the Company’s CEO, the Company’s COO, a consultant and in accordance with certain employment agreements described in greater detail in Note 12 to the financial statements included herein, which is included under selling, general and administrative expenses. During the year ended December 31, 2015, the Company recorded $180,000 of non-cash compensation related to the stock issuance to the Company’s CEO.

Other income (expense)

During the year ended December 31, 2016, the Company reported $103,999 of interest expense compared to $273,495 reported during the year ended December 31, 2015. The interest expense relates to the promissory notes outstanding as described in greater detail in Notes 4 and 5 to the financial statements included herein.

During the year ended December 31, 2016, the Company recognized a loss of $194,602 on change in fair value of derivative in connection with the valuation of the derivative liabilities (see Notes 5 and 6 of the financial statements included herein), compared to a loss on change in fair value of derivative of $396,385 for the year ended December 31, 2015.

The Company recognized a $561,447 expense in connection with insufficient shares being available for the Company’s derivative liability for the year ended December 31, 2016, compared to no expense in connection therewith for the year ended December 31, 2015.

The Company had a $55,384 gain on the conversion of debt in connection with Beaufort Capital Partners for the year ended December 31, 2016.

The Company had $220,000 of loss on impairment of intangible assets in connection with the acquisitions of the 10Star contracts during the year ended December 31, 2016.

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

Net loss

The Company had a net loss for the year ended December 31, 2016 of $2,656,584, a $1,124,161 increase from the net loss of $1,782,423 incurred during the year ended December 31, 2015. The decrease in net loss was primarily due to the reasons described above.

Liquidity and capital resources

The Company had an accumulated deficit at December 31, 2016 of approximately $14.5 million. The Company incurred a loss of $2,656,584 during the year ended December 31, 2016 and has negative working capital of $2,595,253 as of December 31, 2016. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plans to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management. Failure to raise additional capital or improve its performance in the next 12 months may cause the Company to significantly curtail its business activities and expansion plans within the next twelve months.

The Company has $47 in cash as of December 31, 2016, compared to $32,205 as of December 31, 2015.

We had $43,674 of total assets as of December 31, 2016, consisting of cash of $47, accounts receivable of $7,834, inventory of $22,831 and fixed assets, net of $12,962.

On December 3, 2015, the Company secured $175,000 in the form of a convertible promissory note. The note does not bear interest until or unless there is an event of default. The note matured on December 3, 2016. The holder has the option to convert any balance of principal into common stock of the Company. The rate of conversion for the note is calculated as the lowest of the 10 trading closing prices immediately preceding such conversion, discounted by 32.5%. During December 2016, the Company issued 12,000,000 shares of common stock upon conversion of $13,770 of principal amount outstanding under this convertible note.  The remaining balance due at December 31, 2016 and 2015, was $161,730 and $175,000, respectively.

We had total liabilities of $2,825,965 as of December 31, 2016, including accounts payable and accrued expenses of $341,615, accrued interest on our convertible notes of $120,232, notes payable of $82,595, convertible notes, net of discount, of $556,388 and derivative liability of $1,525,135.

Our outstanding promissory notes, convertible notes and derivative liability are described in greater detail in Notes 4, 5 and 6, to the financial statements attached herein and under “Part I - Item I. Business – Recent Transactions”, above.

Cash Flows

	Year ending December 31,
	2016	2015
Net cash used by operating activities	$(484,388)	$(977,804)
Net cash used by investing activities	$(14,534)	$—
Net cash provided by financing activities	$466,764	$1,000,000

Operating Activities

Net cash used by operating activities for the year ended December 31, 2016 was mainly due to a net loss of $2,656,584, offset by a derivative liability of $561,447 and $767,000 of common stock issued for services.

Investing Activities

Net cash used by investing activities for the year ended December 31, 2016 was solely due to the purchase of fixed assets of $14,534.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016, was from the sale of Series B Preferred Stock of $250,000 and $166,764 from net proceeds of notes payable and $50,000 of proceeds from the sale of common stock.

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

Critical Accounting Policies and Estimates

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

Accounts Receivable

Accounts receivable are not collateralized and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. After management has exhausted all collection efforts, management writes off receivables and the related reserve. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates.

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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2016 and 2015 do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability – December 31, 2015	$824,468	$—	$—	$824,468
Derivative liability – December 31, 2016	$1,525,135	$—	$—	$1,525,135

Balance at December 31, 2015				$824,468
Initial measurement at issuance date of the notes				431,118
Initial measurement due to insufficient shares available for issuance				561,447
Gain on conversion				(55,384)
Change in derivative liability during the year ended December 31, 2016				(236,514)
Balance December 31, 2016				$1,525,135

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Any anti-dilutive effects on net income (loss) per share are excluded. The Company has no potentially dilutive securities outstanding as of December 31, 2016.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors Code Green Apparel Corp.

We have audited the accompanying balance sheet of Code Green Apparel Corp., as of December 31, 2016 and the related statements of operations, stockholders' equity and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Code Green Apparel Corp., as of December 31, 2016 and results of its operations and its cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financials have been prepared assuming the Company will continue as a going concern. As of December 31, 2016, the Company had accumulated losses of approximately $14,50,000, has generated limited revenue. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management's plan to continue as a going concern is also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Soles, Heyn & Company LLP

West Palm Beach, Florida

May 19, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors Code Green Apparel Corp.

We have audited the accompanying balance sheet of Code Green Apparel Corp., as of December 31, 2015 and the related statements of operations, stockholders' equity and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Code Green Apparel Corp., as of December 31, 2016 and results of its operations and its cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financials have been prepared assuming the Company will continue as a going concern. the Company has suffered losses from operations and negative cash flows from operations. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ K. Brice Toussaint

Dallas Texas

April 8, 2016

100 CRESCENT COURT

SUITE 700

DALLAS TX 75201

214.577.1107 FAX 877.753.6377

35

CODE GREEN APPAREL CORP

BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS

CURRENT ASSETS

Cash	$47	$32,205
Accounts receivable, net	7,834	—
Inventory	22,831	199,324
Prepaid expenses	—	33,387
TOTAL CURRENT ASSETS	30,712	264,916

Fixed assets, net	12,962	1,574

TOTAL ASSETS	$43,674	$266,490

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued expenses	$341,615	$161,473
Accrued interest	120,232	77,608
Notes payable, current	82,595	—
Convertible debts payable, net of discount of $19,811 and $23,082, respectively	556,388	439,418
Derivative liability	1,525,135	824,468

TOTAL CURRENT LIABILITIES	2,625,965	1,502,967

Notes payable, net of current portion	200,000	—

TOTAL LIABILITIES	2,825,965	1,502,967

STOCKHOLDERS’ DEFICIT

Series A Preferred Stock, par value $0.001 per share, Authorized – 1,000 shares, Issued and outstanding – 1,000 and -0- shares, respectively	1	1
Series B Preferred Stock, par value $0.001 per share, Authorized – 200,000 shares, Issued and outstanding – 65,000 and 40,000 shares, respectively	65	40
Common stock, par value $0.001 per share, Authorized – 1,990,000,000 shares, Issued and outstanding – 404,985,101 and 346,439,646 shares, respectively	404,985	346,440
Additional paid-in capital	11,352,697	10,050,497
Accumulated deficit	(14,540,039)	(11,633,455)

TOTAL STOCKHOLDERS’ DEFICIT	(2,782,291)	(1,236,477)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$43,674	$266,490

See notes to financial statements.

CODE GREEN APPAREL CORP

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

REVENUE	$269,210	$—
COST OF GOODS SOLD	(272,361)	—

GROSS LOSS	(3,151)	—

OPERATING EXPENSES
Selling, general and administrative	1,628,769	1,112,543

TOTAL OPERATING EXPENSES	1,628,769	1,112,543

LOSS FROM OPERATIONS	(1,631,920)	(1,112,543)

OTHER INCOME (EXPENSE)
Change in fair value of derivative	(194,602)	(396,385)
Derivative liability expense – insufficient shares	(561,447)	—
Gain on conversion of debt	55,384	—
Loss on impairment of intangible assets	(220,000)	—
Interest expense	(103,999)	(273,495)

TOTAL OTHER INCOME (EXPENSE)	(1,024,664)	(669,880)

LOSS BEFORE INCOME TAXES	(2,656,584)	(1,782,423)

Income tax expense	—	—

NET LOSS	$(2,656,584)	$(1,782,423)

Discount attributable to beneficial conversion privilege of preferred stock	$250,000	$—

Loss applicable to common stock	$(2,906,584)	$(1,782,423)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	378,525,860	310,575,705

See notes to financial statements.

CODE GREEN APPAREL CORP

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2016

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2014	—	$—	—	$—	252,952,540	$252,953	$8,564,025	$(9,851,032)	$(1,034,054)

Issuance of shares for cash	—	—	—	—	85,676,666	85,677	809,323	—	895,000

Issuance of shares for services	1,000	1	—	—	8,150,000	8,150	290,849	—	299,000

Issuance of shares for convertible debt	—	—	—	—	39,660,440	39,660	346,340	—	386,000

Exchange of shares	—	—	40,000	40	(40,000,000)	(40,000)	39,960	—	—

Net loss	—	—	—	—	—	—	—	(1,782,423)	(1,782,423)

Balance, December 31, 2015	1,000	$1	40,000	$40	346,439,646	$346,440	$10,050,497	$(11,633,455)	$(1,236,477)

Issuance of shares for services	—	—	—	—	35,000,000	37,000	730,000	—	767,000

Issuance of shares for cash	—	—	25,000	25	4,545,455	4,545	295,430	—	300,000

Issuance of shares for convertible debt	—	—	—	—	12,000,000	12,000	1,770	—	13,770

Issuance of shares for asset purchase	—	—	—	—	5,000,000	5,000	25,000	—	30,000

Discount attributable to beneficial conversion privilege of preferred stock	—	—	—	—	—	—	250,000	(250,000)	—

Net loss	—	—	—	—	—	—	—	(2,906,584)	(2,906,584)

Balance, December 31, 2016	1,000	$1	65,000	$65	404,985,101	$404,985	$11,352,697	$(14,540,039)	$(2,782,291)

  See notes to financial statements.

CODE GREEN APPAREL CORP

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,656,584)	$(1,782,423)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
(Gain) loss on derivative revaluation	194,602	396,385
Derivative liability expense - insufficient shares	561,447	—
Gain on conversion of debt	(55,384)	—
Non-cash interest expense	—	227,746
Depreciation	3,146	450
Amortization	60,000	—
Allowance for doubtful accounts	100,000	—
Series A Preferred Stock issued for services	—	180,000
Impairment of intangible assets	220,000	—
Common stock issued for services	767,000	119,000
Amortization of debt discount	46,571	1,918
Changes in operating assets and liabilities:
Accounts receivable	(107,834)	—
Inventory	176,493	(199,324)
Prepaid expenses	33,387	11,613
Accounts payable and accrued expenses	130,144	23,000
Accrued interest	42,624	43,831

NET CASH USED IN OPERATING ACTIVITIES	(484,388)	(977,804)

CASH FLOWS USED BY INVESTING ACTIVITIES:
Purchase of fixed assets	(14,534)	—

NET CASH USED IN INVESTING ACTIVITIES	(14,534)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	50,000	895,000
Proceeds from the sale of Series B Preferred Stock	250,000	—
Proceeds from notes payable, net of repayments	166,764	105,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	466,764	1,000,000

NET (DECREASE) INCREASE IN CASH	(32,158)	22,196

CASH AT THE BEGINNING OF THE YEAR	32,205	10,009

CASH AT THE END OF THE YEAR	$47	$32,205

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$34,768	$—
Taxes paid	$—	$—

Issuance of shares upon debt conversion	212,500	386,000

See notes to financial statements.

CODE GREEN APPAREL CORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Business

Code Green Apparel Corp. (the “Company”) was incorporated in Nevada on December 11, 2007. On April 26, 2014, and with the appointment of George Powell as its CEO and Director, the Company changed its business model to offer eco-friendly corporate apparel primarily constructed from recycled textiles.

The Company is a publicly held Nevada corporation, whose common stock trades on the OTC Market Group, Inc.’s Pink Sheets under the trading symbol, “CGAC.”

Going Concern

The Company has generated only limited revenues from operations since inception. Since inception, it has incurred significant losses to date, and as of December 31, 2016, has an accumulated deficit of approximately $14,500,000. The Company’s ability to continue its operations is uncertain and is dependent upon its ability to implement a business plan sufficient to generate a positive cash flow and/or raise capital to fund its operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At December 31, 2016, the company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are not collateralized and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. After management has exhausted all collection efforts, management writes off receivables and the related reserve. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates.

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

Significant Customers

During the years ended December 31, 2016 and 2015 the Company had no one customer which accounted for more than 10% of the Company’s revenues.

Stock Based Compensation

The Company from time to time issues shares of common stock for services. These issuances have been valued at based upon the quoted market price of the underlying shares.

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2016 and 2015 do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability – December 31, 2015	$824,468	$—	$—	$824,468
Derivative liability – December 31, 2016	$1,525,135	$—	$—	$1,525,135

Balance at December 31, 2015				$824,468
Initial measurement at issuance date of the notes				431,118
Initial measurement due to insufficient shares available for issuance				561,447
Gain on conversion				(55,384)
Change in derivative liability during the year ended December 31, 2016				(236,514)
Balance December 31, 2016				$1,525,135

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Any anti-dilutive effects on net income (loss) per share are excluded. The Company has no potentially dilutive securities outstanding as of December 31, 2016.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, "Income Taxes," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company has adopted the provisions of FASB ASC 740-10-05 Accounting for Uncertainty in Income Taxes. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Open tax-years subject to IRS examination include 2013 - 2016.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on our financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its financial statements.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-10 on its financial statements.

NOTE 2	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	2016	2015

Computer equipment	16,783	2,249
	16,783	2,249
Less accumulated depreciation	(3,821)	(675)
Total	$12,962	$1,574

The aggregate depreciation charge to operations was $3,146 and $450 for the year ended December 31, 2016 and 2015, respectively. The depreciation policies followed by the Company are described in Note 1.

NOTE 3	INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

During December 2016, the Company reviewed the value of the intangible assets related to the asset acquisition, see Note 11, and determined the value to be $-0-. As such a full impairment loss of $220,000, ($280,000 intangible asset less $60,000 accumulated amortization) was recorded during the year ended December 31, 2016 and included in the statement of operations.

NOTE 4	NOTES PAYABLE

During June 2016, the Company issued a $200,000 promissory note in connection with the Asset Purchase Agreement, see Note 11. The note carries interest at 10% per annum and is due June 23, 2018. Total outstanding debt was $200,000 and $-0- at December 31, 2016 and 2015, respectively. The accrued interest on the note was $10,466 and $-0- at December 31, 2016 and 2015, respectively.

During July 2016, the Company issued a promissory note in the amount of $82,500. The note is currently in default. The note contains an original issue discount in the amount of $7,500. The remaining balance due at December 31, 2016 and 2015 was $82,500 and $-0-, respectively. The accrued interest on the note was $8,945 and $-0- at December 31, 2016 and 2015, respectively.

During September 2016, the Company issued a promissory note in the amount of $10,000. The note is due in six months. The note contains an original issue discount in the amount of $650. The remaining balance due at December 31, 2016 and 2015 was $95 and $-0-, respectively. Interest accrues at 12% and is paid daily. The accrued interest on the note was $-0- and $-0- at December 31, 2016 and 2015, respectively. The balance of this note was paid in February 2017.

NOTE 5	CONVERTIBLE NOTES

On May 1, 2014, the Company entered into an agreement with Anubis Capital Partners, a business advisor. The agreement calls for monthly payments of $2,500 in service fees along with the issuance of a $500,000 fully earned convertible debt that accrues interest at 8% per annum. The holder has the option to convert any balance of principal and interest into common stock of the Company. The rate of conversion for the note is calculated as the lowest of the 20 trading closing prices immediately preceding such conversion, discounted by 50%. During December 2015, the Company issued 25,000,000 shares of common stock in payment of $212,500 of principal on this convertible debt. At December 31, 2016 and 2015, $20,000 and $50,000 was owed in services fees, accrued interest was $88,795 and $65,581 and the outstanding convertible debt was $287,500 and $287,500, respectively.

During the year ended December 31, 2014, the Company issued $173,500 of convertible notes. The convertible notes carry interest at 10% per annum and are due 24 months from the date of issuance, June 2016 through September 2016. The note holders have the option to convert into shares of the Company’s common stock after 180 days at 50% of the market price. During April and May of 2015, the Company issued 14,660,440 shares of common stock upon conversion of $173,500 of principal amount outstanding under these convertible notes. Total outstanding convertible debt was $-0- and $-0- at December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015 the accrued interest on the convertible notes was $12,027 and $12,027, respectively.

During December 2015, the Company issued a convertible note in the amount of $175,000. The convertible note is due in one year and contains a prepayment penalty of $25,000. The holder has the option to convert any balance of principal into common stock of the Company. The rate of conversion for the note is calculated as the lowest of the 10 trading closing prices immediately preceding such conversion, discounted by 32.5%. During December 2016, the Company issued 12,000,000 shares of common stock upon conversion of $13,770 of principal amount outstanding under this convertible note. The remaining balance due at December 31, 2016 and 2015 was $161,730 and $175,000, respectively.

During June 2016, the Company sold a convertible note in the principal amount of $121,325. The convertible note is due in one year and contains an original issue discount in the amount of $15,825. The holder has the option to convert any balance of principal into common stock of the Company after the initial 180 days. The rate of conversion for this note is calculated as the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 50%. The remaining balance due at December 31, 2016 and 2015 was $73,989 and $-0-, respectively. Interest accrues at 12% per annum and is paid daily. The accrued interest on the note was $-0- and $-0- at December 31, 2016 and 2015, respectively.

During September 2016, the Company sold a convertible note in the principal amount of $63,825. The convertible note is due in one year and contains an original issue discount in the amount of $13,825. The holder has the option to convert any balance of principal into common stock of the Company after the initial 180 days. The rate of conversion for this note is calculated as the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 50%. The remaining balance due at December 31, 2016 and 2015 was $53,481 and $-0-, respectively. Interest accrues at 12% per annum and is paid daily. The accrued interest on the note was $-0- and $-0- at December 31, 2016 and 2015, respectively.

Derivative Liability

On May 1, 2014, the Company secured $500,000 in the form of a convertible promissory note. The note bears interest at the rate of 8% per annum until it matures, or until there is an event of default. The note matured on May 1, 2015. The holder has the option to convert any balance of principal and interest into common stock of the Company. The rate of conversion for the note is calculated as the lowest of the 20 trading closing prices immediately preceding such conversion, discounted by 50%. A total of $287,500 remains outstanding as of December 31, 2016, and a total of $212,500 was converted into shares of common stock.

On December 3, 2015, the Company secured $175,000 in the form of a convertible promissory note. The note does not bear interest until or unless there is an event of default. The note matured on December 3, 2016. The holder has the option to convert any balance of principal into common stock of the Company. The rate of conversion for the note is calculated as the lowest of the 10 trading closing prices immediately preceding such conversion, discounted by 32.5%.

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

On September 23, 2016, the Company secured $63,825 in the form of a convertible promissory note. The note bears interest at 12% per annum. The note matures on September 23, 2017. The holder has the option to convert any balance of principal into common stock of the Company after the initial 180 days. The rate of conversion for this note is calculated as the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 50%.

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

The initial fair values of the embedded debt derivatives of $500,842, $227,746, $322,660 and $108,458 were charged to current period operations as interest expenses. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	0.10% to 0.45%
(2) dividend yield of	0%;
(3) volatility factor of	248% to 435%;
(4) an expected life of the conversion feature of	365 days; and
(5) estimated fair value of the Company’s common stock of	$0.006 to $0.008 per share.

During the year ended December 31, 2016, the Company recorded a loss in fair value of derivative of $194,602.

The following table represents the Company’s derivative liability activity for the year ended December 31, 2016:

Balance at December 31, 2015	$824,468
Initial measurement at issuance date of the notes	431,118
Initial measurement due to insufficient shares available for issuance	561,447
Gain on conversion	(55,384)
Change in derivative liability during the year ended December 31, 2016	(236,514)
Balance December 31, 2016	$1,525,135

NOTE 6	Derivative financial instruments

The following table presents the components of the Company’s derivative financial instruments associated with convertible promissory notes (See Note 5) which have no observable market data and are derived using the Black-Scholes option pricing model measured at fair value on a recurring basis, using Level 1 and 3 inputs to the fair value hierarchy, at December 31, 2016 and 2015:

	2016	2015
Embedded conversion features	$963,688	$—
Warrants	—	—
Insufficient shares	561,447	—
Derivative financial instruments	$1,525,135	$—

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

During the year ended December 31, 2016, the Company had outstanding notes with embedded conversion features and the Company did not, at this date, have a sufficient number of authorized and available shares of common stock to settle the outstanding contracts which triggered the requirement to account for these instruments as derivative financial instruments until such time as the Company has sufficient authorized shares.

NOTE 7	LEASE COMMITMENTS

Laguna Beach Office

The Company is obligated under a commercial real estate lease agreement. The lease is for a term of 60 months which began February 1, 2016 and expires January 31, 2021. The lease calls for current monthly rental payments of $3,438.

Dallas Office

The Company is obligated under a commercial real estate sublease agreement. The sublease is for a term of seven months which began on August 1, 2016 and expires on February 28, 2017. The lease calls for current monthly rental payments of $2,200.

Rental expense for the years ended December 31, 2016 and 2015 was $50,784 and $23,500, respectively. Future minimum rental payments for the remaining terms are as follows:

Year Ending December 31,	Amount
2017	$45,656
2018	41,256
2019	41,256
2020	41,256
2021	3,438
Total	$172,862

NOTE 8	STOCKHOLDERS’ EQUITY

On January 10, 2016, the Company issued 10,000,000 shares of its restricted common stock to its President and CEO, George J. Powell, III as a bonus in consideration for his efforts throughout the 2015 fiscal year. The shares had a fair market value of $280,000.

On January 10, 2016, the Company issued 10,000,000 shares of its restricted common stock to its then newly appointed Director and COO, a signing bonus for his appointment to the Company’s Board of Directors. The shares had a fair market value of $280,000.

On January 10, 2016, the Company issued 5,000,000 shares of its restricted common stock to Anubis Capital Partners as a bonus and in consideration for strategic advisory services rendered throughout the 2015 fiscal year. The shares had a fair market value of $140,000.

On June 15, 2016, the Company issued 5,000,000 shares of its restricted common stock to an unrelated party as partial payment of the Asset Purchase Agreement, see Note 11. The shares had a fair market value of $30,000.

During June, 2016, the Company issued 7,000,000 shares of its restricted common stock to unrelated parties pursuant to employment services, see Note 12. The shares had a fair market value of $42,000.

During November 2016, the Company issued 4,545,555 shares of common stock in fulfillment of a stock subscription agreement in the amount of $50,000.

During December 2016, the Company issued 5,000,000 shares of its common stock in exchange for services received. The underlying shares had a fair value of $25,000 and the expense is included in the statement of operations for the year ended December 31, 2016.

During December 2016, the Company issued 12,000,000 shares of its common stock in connection with the conversion of debt in the principal amount of $13,770.

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

On January 4, 2016, the Company sold 25,000 shares of its restricted Series B Preferred Stock in connection with a Subscription Agreement dated December 7, 2015 (the January 1, 2016 payment) and received $250,000. The intrinsic value, the difference between the subscription price and the underlying price of the common stock on the date of the subscription agreement, has been valued at $250,000. Accordingly, this Discount attributable to beneficial conversion privilege of preferred stock has been recorded as an dividend in the current period and an increase in additional paid-in capital.

NOTE 9	INCOME TAXES

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial and tax reporting purposes. At December 31, 2016 and 2015, deferred income tax assets, which are fully reserved, were comprised primarily of the net operating loss carryforwards of approximately $14,000,000 and $11,000,000, respectively.

The valuation allowance increased by $3,000,000 and $1,500,000 during the years ended December 31, 2016 and 2015, respectively, as a result of the increase in the net operating carryforwards.

For federal income tax purposes, the Company has net operating loss carryforwards of approximately $14,000,000 as of December 31, 2016 that expire through 2036 and $11,000,000 as of December 31, 2015 that expire through 2036. Additionally, the ultimate utilization of net operating losses may be limited by change of control provision under section 382 of the Internal Revenue Code.

NOTE 10	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has had only limited revenues since inception. Since inception, it has incurred significant losses to date, and as of December 31, 2016, has an accumulated deficit of approximately $14,500,000. The Company’s ability to continue its operations is uncertain and is dependent upon its ability to implement a business plan sufficient to generate a positive cash flow and/or raise capital to fund its operations. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations in the normal course of business.

NOTE 11	ASSET PURCHASE AGREEMENT

Effective on June 23, 2016, the Company entered into an Asset Purchase Agreement with 10Star LLC (“10Star” and the “Purchase Agreement”), pursuant to which, the Company purchased certain contracts, relating to 10Star’s “On the Border” and “7-Eleven” accounts (the “Purchased Accounts”).

The purchase price paid for the Assets at closing on June 23, 2016, was (a) $50,000 in cash; (b) 5 million shares of restricted common stock; and (c) a promissory note in the amount of $200,000 (the “Promissory Note”). During December 2016, the asset value of $280,000 was considered fully impaired. As such, the entire value of $280,000 less the accumulated amortization in the amount of $60,000, was written off.

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

NOTE 12	EMPLOYMENT AGREEMENTS

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

Both Mr. Luna and Mr. Hill subsequently terminated their services with the Company in October 2016, and all Restricted Shares have been forfeited, provided that such shares have not yet been cancelled to date.

NOTE 13	SUBSEQUENT EVENTS

On April 12, 2017, our Board of Directors and majority shareholder (i.e., George J. Powell, III, the Company’s Chief Executive Officer and Director, who holds (i) 1,000 shares of Series A Preferred Stock, which provides the holder thereof the right to vote 51% of the vote on all shareholder matters and (ii) 89,115,016 shares of the Company’s outstanding common stock), via a written consent to action without meeting, approved the filing of a Certificate of Amendment to our Articles of Incorporation to increase the authorized common stock of the Company, from one billion (1,000,000,000) shares of common stock, $0.001 par value per share, to one billion, nine hundred and ninety million (1,990,000,000) shares of common stock, $0.001 par value share (the “Amendment”).  The increase in authorized shares is reflected in the balance sheets.

The Amendment did not change (a) the number of authorized shares of our preferred stock, which remained ten million (10,000,000) shares of preferred stock, $0.001 par value per share; (b) the rights of our Board of Directors to designate the rights and preferences of such preferred stock (as further described in our Articles of Amendment, as amended); or (c) the previously designated series of our preferred stock.

On April 13, 2017, the Company filed the Amendment with the Nevada Secretary of State, which became effective on the same date.

On April 12, 2017, pursuant to a Note Purchase Agreement, we sold a 10% Convertible Debenture in the principal amount of $32,500 (which included a $5,000 original issue discount) to Sojourn Investments, LP (“Sojourn” and the “Sojourn Debenture”). The principal amount of the debenture accrues at 10% per annum until paid or converted into common stock (18% upon the occurrence of an event of default). The Sojourn Debenture has a maturity date of January 12, 2018, provided the debenture can be repaid at any time, provided that if repaid more than 30 days after the issuance date, we are required to pay 130% of the principal amount of the debenture, together with accrued interest.

The Sojourn Debenture is convertible into shares of our common stock at any time, at a conversion price equal to 58% of the average of the lowest three (3) closing prices during the prior 20 trading days.

In the event we fail to deliver the shares of common stock issuable upon conversion of the debenture within three business days of our receipt of a conversion notice, we are required to pay Sojourn $1,000 per day for each day that we fail to deliver such shares for up to the first 30 days that the failure continues.

At no time may the Sojourn Debenture be converted into shares of our common stock if such conversion would result in Sojourn and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock.

The Sojourn Debenture provides for standard and customary events of default such as failing to timely make payments under the Sojourn Debenture when due and the failure of the Company to timely comply with the Exchange Act reporting requirements. Additionally, upon the occurrence of certain defaults, as described in the Sojourn Debenture, we are required to pay Sojourn liquidated damages in addition to the amount owed under the Sojourn Debenture.

We hope to repay the Sojourn Debenture prior to any conversion. In the event that the Sojourn Debenture is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the Sojourn Debenture is converted into common stock.

On April 17, 2017, we sold Carebourn a Convertible Promissory Note in the principal amount of $135,575 (the “April 2017 Carebourn Convertible Note”), pursuant to a Securities Purchase Agreement, dated April 17, 2017. The April 2017 Carebourn Convertible Note bears interest at the rate of 12% per annum (22% upon an event of default) and is due and payable on April 17, 2018. The April 2017 Carebourn Convertible Note had an original issue discount of $27,075. In addition, we paid $8,500 of Carebourn’s expenses and attorney fees in connection with the sale of the note, which were included in the principal amount of the note.

Periodic payments are due by us on the April 2017 Carebourn Convertible Note at the rate of $565 per day ($135,575 / 240 days)(the “Repayment Amount”), via direct withdrawal from our bank account. The Repayment Amount automatically adjusts to a prorated higher amount in the amount any penalties or events of default occur under the April 2017 Carebourn Convertible Note.

The April 2017 Carebourn Convertible Note provides for standard and customary events of default such as failing to timely make payments under the April 2017 Carebourn Convertible Note when due, the failure of the Company to timely comply with the Exchange Act reporting requirements and the failure to maintain a listing on the OTCQB. Additionally, upon the occurrence of certain defaults, as described in the April 2017 Carebourn Convertible Note, we are required to pay Carebourn liquidated damages in addition to the amount owed under the April 2017 Carebourn Convertible Note.

The principal amount of the April 2017 Carebourn Convertible Note and all accrued interest is convertible at the option of the holder thereof into our common stock at any time following the 180th day after the April 2017 Carebourn Convertible Note was issued. The conversion price of the April 2017 Carebourn Convertible Note is equal to 50% of the average of the lowest three (3) trading prices of the Company’s common stock during the twenty trading days prior to the conversion date.

In the event we fail to deliver the shares of common stock issuable upon conversion of the note within three business days of our receipt of a conversion notice, we are required to pay Carebourn $1,500 per day for each day that we fail to deliver such shares.

At no time may the April 2017 Carebourn Convertible Note be converted into shares of our common stock if such conversion would result in Carebourn and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock.

We may prepay in full the unpaid principal and interest on the April 2017 Carebourn Convertible Note, with at least 20 trading days’ notice, (a) any time prior to the 180th day after the issuance date, by paying 130% of the principal amount of the note together with accrued interest thereon; and (b) any time after the 180th day after the issuance date and prior to the 364th day after issuance, by paying 150% of the principal amount of the note together with accrued interest thereon.

The April 2017 Carebourn Convertible Note also contains customary positive and negative covenants.

We hope to repay the April 2017 Carebourn Convertible Note prior to any conversion. In the event that the April 2017 Carebourn Convertible Note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the April 2017 Carebourn Convertible Note is converted into common stock.

On January 10, 2017, the Company issued 10,000,000 shares of its restricted common stock to its Director and COO, Thomas Witthuhn, in consideration for operations achievements relative to building the Company.

On January 12, 2017, we issued 12 million shares of common stock to Beaufort Capital Partners LLC in connection with the conversion of debt.

On March 22, 2017, we issued 20 million shares of common stock to Anubis Capital Partners in connection with the conversion of debt.

On April 7, 2017, we issued 21,481,481 shares of common stock to Anubis Capital Partners in connection with the conversion of debt.

On April 10, 2017, we issued 20 million shares of common stock to Anubis Capital Partners in connection with the conversion of debt.

On February 9, 2017, the Company entered into an Advertising Services Agreement (the “Advertising Agreement”) with Cicero Consulting Group, LLC (“Cicero”), pursuant to which Cicero agreed to provide marketing and advertising services to the Company for a term of six months. In consideration for agreeing to provide those services we agreed to issue Cicero 32 million shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 7, 2016, K. Brice Toussaint (“Toussaint”) resigned as our auditor and we engaged Patrick D. Heyn, CPA, P.A. (“Heyn”) as our independent registered public accounting firm through and with the approval and recommendation of our Board of Directors. We were notified that, effective January 1, 2017, Heyn merged with the accounting firm of Soles & Company, resulting in the new firm of Soles, Heyn & Company, LLP (the “SH&C”), which is registered with the Public Company Accounting Oversight Board (PCAOB).

Other than for the inclusion of a paragraph describing the uncertainty of the Company’s ability to continue as a going concern (for the year ended December 31, 2015), Toussaint’s reports on the Company’s financial statements for the years ended December 31, 2014 and 2015, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Heyn did not complete any audit reports of the financial statements of the Company as of and for the year ended December 31, 2015 prior to the merger with the SH&C so there was nothing from Heyn regarding any adverse opinion or disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and the subsequent interim period preceding Toussaint’s resignation and Heyn’s merger, there were: (i) no “disagreements” (within the meaning of Item 304(a) of Regulation S-K) with Toussaint or Heyn on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Toussaint or Heyn, would have caused either to make reference to the subject matter of the disagreements in its report on the consolidated financial statements of the Company; and (ii) no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

During the Company’s two most recent fiscal years and the subsequent interim period preceding SH&C’s engagement, neither the Company nor anyone on its behalf consulted SH&C regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that SH&C concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” or “reportable event” (within the meaning of Item 304(a) of Regulation S-K and Item 304(a)(1)(v) of Regulation S-K, respectively).

In approving the selection of SH&C as the Company’s independent registered public accounting firm, the Board of Directors considered all relevant factors, including that no non-audit services were previously provided by SH&C to the Company.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of December 31, 2016, based on the evaluation of these disclosure controls and procedures, and in light of the reasons described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Management has identified the following control deficiencies that represent material weaknesses as of December 31, 2016:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2016, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Limitations on the Effectiveness of Controls

The Company’s disclosure controls and procedures are designed to provide the Company’s Chief Executive Officer and Chief Financial Officer with reasonable assurances that the Company’s disclosure controls and procedures will achieve their objectives. However, the Company’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within the Company’s company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Under SEC rules, such attestation is not required for smaller reporting companies such as ourselves.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers. Also the principal offices and positions with us held by each person and the date such person became our directors and executive officers. Our executive officers were appointed by our Board of Directors. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors. There are no family relationships among our directors, and executive officer.

Name	Age	Position	Date

George J. Powell, III	65	Director, Chief Executive Officer, Interim Chief Financial Officer, and Secretary	April 26, 2014
Thomas H. Witthuhn	62	Director and Chief Operating Officer	January 12, 2016
Chase Daniel	30	Director	June 23, 2016

There is no arrangement or understanding between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current Board of Directors (the “Board”), except that pursuant to the Purchase Agreement, we agreed that Mr. Chase Daniel would serve as a member of the Board until June 23, 2017.

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

George J. Powell, III – Director, President and CEO

Mr. Powell has been a Director and Chief Executive Officer of the Company since April 2014. Prior to being appointed President and CEO of Code Green Apparel, George J. Powell, III acted as the Founder and CEO of The Renewed Group, Inc. from 2009 through December 2014. With over thirty years in the apparel industry, he recognized the need for necessary change across the global textile industry through the introduction of sustainable textiles and fabrics. His company successfully launched R.E.U.S.E Jeans, a premium denim brand that was featured in numerous publications and television networks. The Renewed Group had REUSE branded stores located in Dallas, Texas and Laguna Beach, California while also selling at wholesale to over 500 specialty retail stores across the United States.

From 2002 to 2009, Mr. Powell served as the Founder and CEO of TJ Sportswear, Inc., a company that he started offering a full array of services and strategies for factory-direct business development and from a multitude of countries around the globe. One of the major highlights for Mr. Powell was that TJ Sportswear was one of the first US companies to import product directly from Vietnam, post the normalization treaty with Vietnam. During his tenure, TJ Sportswear supplied over $150 million of denim and sportswear to the JCPenney Purchasing Corporation and who were responsible for distributing the goods through their 1,200 store locations. Prior to TJ Sportswear and from 2000 – 2002, Mr. Powell was recruited to serve as President of Opex USA in 2000 and with the mission to lead the successful development of a Bangladesh-centered production company. The international expertise he developed throughout his career was of significant value to the company as he led the effort to synergistically blend the needs of key US retailers with the production capabilities of the Bengali facilities.

From 1992 to 2000, Mr. Powell served as Senior Vice President of Corporate Accounts with Synergy Sportswear where he directly oversaw all aspects of product development and sales of private branded apparel to JCPenney. His efforts and leadership during his tenure with Synergy Sportswear grew the business to over $20 million per year while developing an extensive sourcing and production network within the Asian markets. Previous to his position with Synergy Sportswear, Mr. Powell served from 1990 through 1992 as the VP of Corporate Accounts with Zeppelin Sportswear, a position that saw him merchandise and manage the sales of a growing Young Men’s Sportswear collection through a variety of national accounts and that produced an average of $10 million per year in revenues. Prior to his time with Zeppelin Sportswear and between the years of 1979 through 1989, Mr. Powell held a variety of positions within JCPenney: Assistant Buyer of soft and hard home furnishing areas (1979-1981), Corporate Buyer of men’s swimwear (1981-1982), Corporate Buyer for Women’s Collection (1983-1984), Corporate Buyer for men’s and boy’s shorts and swimwear (1985-1986), Corporate Buyer, Brand Development, Sourcing Manager for private brands (1986-1989). His long tenure with JCPenney built the critical foundation that launched his long and impressive career in the apparel industry.

Mr. Powell graduated with an AS and BS degree from the University of Maryland in 1975. While still attending college, he was recruited by the United States government and subsequently worked at the FBI Headquarters in Washington, DC from 1974 through 1978.

Thomas H Witthuhn – Director and COO

Thomas Witthuhn was appointed Director and Chief Operating Officer of the Company in January 2016. He is recognized for his achievements both domestically and abroad throughout his career that spans over 30 years within the retail, textile and apparel markets.

From January 2010 to May 2015 Mr. Witthuhn served as CEO and majority owner of Avani Activewear. Avani is an “athleisure” inspired brand that leveraged a “Made in USA” positioning to deliver great fitting and great performing active apparel. The Avani brand was successfully marketed online through major US department stores, sports specialty stores and in well over 750 independent specialty stores. From May 2014 through April 2015 Mr. Witthuhn also served as CEO of Global Fashion Technologies Inc. Prior to his role with Avani, Mr. Witthuhn served as CEO of Delta GalilUSA, SVP of International Operations at Fruit of the Loom, SVP/ GMM at Jockey Int, President of TAG and various career roles at JCPenney.

From 2007 to 2009 Mr. Witthuhn served as CEO of Delta Galil USA. During his tenure at Delta Galil USA, Mr. Witthuhn orchestrated a financial turnaround for this $200M plus intimate apparel company. This exhaustive process included overhead reduction, improved corporate communications, new product launches, and operational system improvements.

From 1998 to 2007 Mr. Witthuhn served on the senior management team at Fruit of the Loom. After building a $100M private label division, Mr. Witthuhn was able to achieve the number one market share within the children’s licensed underwear category. Mr. Witthuhn was then promoted to SVP of International Operations and Global Licensing. In this role he opened an independent Fruit of the Loom subsidiary in mainland China and led an International Sourcing Team that imported over 200 million garments.

From 1996 to 1998 Mr. Witthuhn was SVP / GMM at Jockey International. In this role he led the launch of several new product lines (including Jockey Sport) and conducted corporate international sourcing. Directly prior to his tenure at Jockey International, Mr. Witthuhn worked as president of the US operations for TAL Ltd. While at TAL Ltd. Mr. Witthuhn built a $100M private label business and operated as president of B.D. Baggies (Men’s Sportswear Collection) and Hole-in-One Golf (Wilson Sporting Goods licensee).

From 1978 to 1996 Mr. Witthuhn started his career in retail at JCPenney, where as a Corporate Buyer in both the Men’s and Children’s Divisions he first leveraged the strong business disciplines that he learned through his hands on store operations experiences. Mr. Witthuhn studied marketing at Ripon College and the University of Wisconsin.

Chase Daniel – Director

Mr. Daniel attended the University of Missouri, where he played Quarterback for the Missouri Tigers football team. Mr. Daniel entered, but was not selected in the 2009 National Football League (NFL) Draft, but subsequently was signed as an undrafted free agent by the Washington Redskins. From 2009 to 2017, Mr. Daniel has been a member of the New Orleans Saints (2009–2012), Kansas City Chiefs (2013–2015), Philadelphia Eagles (2016) and New Orleans Saints (2017). Since January 2011, Mr. Daniel has served as the Chief Executive Officer and founder of 10Star Apparel. 10Star specializes in manufacturing apparel for large apparel brands and businesses.

Director Qualifications

The Board believes that each of our directors is highly qualified to serve as a member of the Board. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board. When evaluating candidates for election to the Board, the Board seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions.

Family Relationships

None of our directors are related by blood, marriage, or adoption to any other director, executive officer, or other key employees.

Arrangements between Officers and Directors

There are also no arrangements, agreements or understandings to our knowledge between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

 Other Directorships

No directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law; (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Term of Office

Our directors are elected for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Code of Ethics

We do not have a code of ethics that applies to our officers, employees and directors.

Meetings of the Board of Directors and Annual Meeting

During the fiscal year that ended on December 31, 2016, the Board held three meetings and took various other actions via the unanimous written consent of the Board of Directors. All directors attended all of the Board of Directors meetings. Each Director of the Company is expected to be present at annual meetings of shareholders, absent exigent circumstances that prevent their attendance. Where a director is unable to attend an annual meeting in person but is able to do so by electronic conferencing, the Company will arrange for the Director’s participation by means where the director can hear, and be heard, by those present at the meeting.

Shareholder Communications

Our stockholders and other interested parties may communicate with members of the board of directors by submitting such communications in writing to our Corporate Secretary, 31642 Pacific Coast Highway, Ste 102, Laguna Beach, California 92651, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Corporate Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular board member or members, the communication will be forwarded to a board member to bring to the attention of the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership in our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) reports they file.

As we were not subject to Exchange Act reporting during the year ended December 31, 2016, our directors, executive officers and 10% stockholders were not required to comply with Section 16(a) filing requirements during the year ended December 31, 2016.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our Chief Executive Officer and Interim Chief Financial Officer for the periods ending December 31, 2016 and 2015, who was our only executive officer whose total compensation exceeded $100,000 for any of the periods indicated.

Name	Title	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)	All other Compensation ($)	Total ($)
George J. Powell, III	CEO and Interim CFO	2016	$0	(1)	$—		$30,000		—	—	$30,000
		2015	$0	(1)	$30,000	(2)	$180,000	(3)	—	—	$210,000

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. None of our executive officers received any non-equity incentive plan compensation or nonqualified deferred compensation earnings during the periods presented. All stock and option awards are based on their fair value calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(1)	Although Mr. Powell’s employment agreement provides for a salary of $180,000 per year, Mr. Powell has agreed to forgo and waive such salary until such time, if ever, as the Company has a level of operations sufficient to pay such salary.
(2)	On January 10, 2016, the Company issued 10,000,000 shares of its restricted common stock to its President and CEO, George J. Powell, III as a bonus in consideration for his efforts throughout the 2015 fiscal year. The shares had a fair market value of $30,000.

(3)	On May 22, 2015, Mr. Powell, received 1,000 shares of Series A Preferred Stock in lieu of his $180,000 salary as due to him under his employment agreement dated April 26, 2014.

Employment Agreements

On April 26, 2014, the Company entered into an Employment Agreement with our CEO, George J. Powell, III. The Employment Agreement has a no term and provides the CEO with an annual base salary of $180,000, provided that Mr. Powell has agreed to forgo and waive such salary until such time, if ever, as the Company has a level of operations sufficient to pay such salary.

Stock Option Plan

We do not have a stock option plan.

DIRECTOR COMPENSATION

None of our directors received any compensation for service to the Board during the year ended December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock and preferred stock by (i) each person who is known by the Company to own beneficially more than five percent (5%) of our outstanding voting stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our current executive officers and directors as a group as of May 10, 2017.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of May 10, 2017, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers and directors listed in the table below is 31642 Pacific Coast Highway, Ste 102, Laguna Beach, CA 92651.

Name and Address	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned (1)	Number of Shares of Series A Preferred Stock Beneficially Owned		Percentage of Series A Preferred Stock Beneficially Owned (2)	Number of Shares of Series B Convertible Preferred Stock Beneficially Owned		Percentage of Series B Convertible Preferred Stock Beneficially Owned (3)	Total Voting Shares Beneficially Owned		Percent of Total Voting Shares (4)
Executive Officers and Directors
George J Powell, III	60,115,016		12.3%	1,000	(5)	100%	—		—	593,790,021	(7)	56.7%
Thomas H. Witthuhn	20,000,000		4.1%	—		—	—		—	10,000,000		1.9%
Chase Daniel	5,000,000		1.0%	—		—	—		—	5,000,000		* %
All Executive Officers and Directors as a group (3 persons)	85,115,016		17.4%	1,000		100%	—		—	618,790,021		59.1%

Greater than 5% Stockholders
Dr. Eric H. Scheffey 1 Elm Street Denver, CO 80220	35,000,000		7.2%	—		—	65,000	(6)	100%	59,369,991	(8)	5.7%
Cicero Consulting Group, LLC 1858 Pleasantville Road, Suite 110, Briarcliff Manor, NY 10510 (9)	32,000,000		6.6%	—		—	—		—	32,000,000		3.1%
Niko Kabylafkas 475 Garfield St #104 Denver Colorado, 80206	28,806,166		5.9%	—		—	—		—	28,806,166		2.8%
Aikaterini Zernou Zefeirou 35 Voula, Athens 16673, Greece	38,450,000		7.9%	—		—	—		—	38,450,000		3.7%
Beaufort Capital Partners LLC (10) 660 White Plains Rd, Suite 455 Tarrytown, NY 10591	48,349,281	(11)	9.9%	—		—	—		—	48,349,281		4.4%

* Less than 1%

(1) The percentage ownership shown in such table above is based upon the 488,376,582 common stock shares issued and outstanding as of May 10, 2017.

(2) The percentage ownership shown in such table above is based upon the 1,000 Series A Preferred Stock shares issued and outstanding as of May 10, 2017.

(3) The percentage ownership shown in such table above is based upon the 65,000 Series B Convertible Preferred Stock shares issued and outstanding as of May 10, 2017.

(4) The percentage ownership shown in such table above is based upon 1,046,421,578 total voting shares as of May 10, 2017, which includes 488,376,582 shares voted by the holders of the Company’s common stock, 24,369,991 shares voted by the holder of the Company’s Series B Convertible Preferred Stock (see footnote (6)), and 533,675,005 voting shares voted by the holder of the Company’s Series A Preferred Stock (see footnote (5)).

(5) For so long as any shares of the Series A Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote, which is equal to 533,675,005 voting shares, when including the voting rights of the common stock shareholders (488,376,582 shares) and the Series B Convertible Preferred Stock (24,369,991)(see footnote (6)).

(6) The Series B Convertible Preferred Stock provides the holder thereof the right to convert such shares of Series B Convertible Preferred Stock into common stock on a 100-for-one basis, provided that no conversion can result in the conversion of more than that number of shares of Series B Convertible Preferred Stock, if any, such that, upon such conversion, the aggregate beneficial ownership of the Company’s common stock (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of such holder and all persons affiliated with such holder as described in Rule 13d-3 is more than 4.99% of the Company’s common stock then outstanding (the “Maximum Percentage”). For so long as any shares of the Series B Convertible Preferred Stock remain issued and outstanding, the holders thereof are entitled to vote that number of votes as equals the number of shares of common stock into which such holder’s aggregate shares of Series B Convertible Preferred Stock are convertible, subject to the Maximum Percentage. Based on 488,376,582 outstanding shares of common stock as of May 10, 2017, the Series B Convertible Preferred Stock are eligible to be converted into and eligible to vote 24,369,991 voting shares.

(7) Includes the voting rights of the Series A Preferred Stock (see footnote (5)).

(8) Includes the voting rights of the Series B Convertible Preferred Stock (see footnote (6)).

(9) To the best of our knowledge, without independent confirmation or investigation, voting and dispositive control of the shares owned by Cicero is held by Mike Woloshin, its Manager.

(9) To the best of our knowledge, without independent confirmation or investigation, voting and dispositive control of the shares owned by Beaufort is held by Robert P Marino, its Manager.

(11) Represents shares of common stock issuable upon conversion of a convertible promissory note, which converts into common stock based on a 32.5% discount from lowest closing price within the fifteen (15) days prior to a notice of conversion, the conversion of which is subject to a 9.99% ownership blocker.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

There have been no other transactions between us and any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, or any member of the above referenced individual’s immediate family, during the past two fiscal years, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end, and in which we had or will have a direct or indirect material interest, except as set forth below or otherwise disclosed above under “Item 11. Executive Compensation”.

On April 2, 2015, the Company entered into a subscription agreement with a 3rd party investor, Dr. Eric Scheffey, to purchase 100,000,000 shares of the Company’s restricted common stock for an aggregate purchase price of $1,000,000 in cash and in accordance with the following investment schedule: $250,000 due on or about April 1, 2015, $250,000 due on or about July 1, 2015, $250,000 due on or about October 1, 2015, and $250,000 due on or about January 1, 2016. The agreement further allows for the investor to purchase an additional 100,000,000 shares for an additional $1,000,000 in cash at the investor’s sole discretion and in accordance with the following investment schedule: $500,000 due on or about July 1, 2016 and $500,000 due on or about October 1, 2016 (the “Subscription”).

On April 2, 2015, the Company sold 25,000,000 shares of its common stock to Dr. Eric Scheffey, a minority shareholder, in connection with the Subscription (and the payment was due to the Company on April 1, 2015) and received $250,000.

On May 22, 2015, the Company issued to its CEO, George J. Powell, III, 1,000 shares of restricted Series A Preferred Stock in lieu of Mr. Powell’s 2014 salary, which shares were valued at $180,000.

On June 29, 2015, the Company sold 25,000,000 shares of its restricted common stock to Dr. Eric Scheffey in connection with the Subscription (and the payment was due to the Company on July 1, 2015) and received $250,000.

On September 28, 2015, the Company sold 25,000,000 shares of its restricted common stock to Dr. Eric Scheffey in connection with the Subscription (and the payment was due to the Company on October 1, 2015) and received $250,000.

On December 7, 2015, the Company entered into an Exchange Agreement (the “Exchange”) with Dr. Eric H. Scheffey, whereby Dr. Scheffey exchanged forty million (40,000,000) shares of the Company’s restricted common stock for 40,000 shares of the Company’s Series B Convertible Preferred Stock.

On December 7, 2015, the Company entered into a Subscription Agreement with Dr. Eric H. Scheffey, whereby Dr. Scheffey subscribed to purchase 125,000 shares of the Company’s restricted Series B Convertible Preferred Stock at a purchase price of $10 per share, or an aggregate price of $1,250,000, which funds Dr. Scheffey agreed to provide to the Company pursuant to a payment schedule as follows: $250,000 on or before January 1st 2016, $500,000 on or before July 1st 2016, and $500,000 on or before January 1st 2017. This Subscription Agreement superseded and replaced the April 2, 2015 subscription agreement described above.

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

On June 22, 2016, Mr. Powell gifted 24 million of his shares to Niko Kabylafkas.

On December 30, 2016, Mr. Powell gifted 5 million of his shares to seven individuals.

On January 10, 2017, the Company issued 10,000,000 shares of its restricted common stock to its Director and COO, Thomas Witthuhn, in consideration for accomplishments related to the buildout of the Company.

Director Independence

At this time the Company does not have a policy that it’s directors or a majority be independent of management as the Company has at this time only three directors. It is the intention of the Company to implement a policy that a majority of the Board members be independent of the Company’s management as the members of the board of directors increases.

Review, Approval and Ratification of Related Party Transactions

We have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant stockholders to date. However, all of the transactions described above were approved and ratified by our directors. In connection with the approval of the transactions described above, our directors took into account several factors, including their fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors, so that such transactions will be subject to the review, approval or ratification of our directors, or an appropriate committee thereof. On a moving forward basis, our directors will continue to approve any related party transaction based on the criteria set forth above.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Our Audit Committee of the Board of Directors approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

Audit Fees

The aggregate fees billed by our independent auditors, K. Brice Toussaint (who resigned on July 7, 2016) and our current independent auditors, Soles, Heyn & Company, LLP, who merged with Patrick D. Heyn, CPA, P.A. on January 1, 2017 (who was engaged on July 7, 2016), for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K for the years ended December 31, 2016 and 2015, and for the review of quarterly financial statements included in our Registration Statement on Form S-1 and Quarterly Reports on Form 10-Q for the quarters ending March 31, June 30 and September 30, 2016 and 2015 (where applicable):

	2016	2015
K. Brice Toussaint	$4,250	$8,500
Soles, Heyn & Company, LLP/Patrick D. Heyn, CPA, P.A.	$5,000	$—

Audit Related Fees: None.

Tax Fees: None.

All Other Fees: None.

We do not use the auditors for financial information system design and implementation. Such services, which include designing or implementing a system that aggregates source data underlying the financial statements or that generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage the auditors to provide compliance outsourcing services.

The Board of Directors has considered the nature and amount of fees billed by K. Brice Toussaint and Soles, Heyn & Company, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining K. Brice Toussaint’s and Soles, Heyn & Company, LLP’s independence, as applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto included in this Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a) (3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CODE GREEN APPAREL CORP.

BY:	/s/ George J. Powell, III
George J. Powell, III Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial/Accounting Officer)

Dated: May 18, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chief Executive Officer, Interim Chief
/s/ George J. Powell, III	Financial Officer (Principal Executive
George J. Powell, III	Officer and Principal Financial/Accounting	May 18, 2017
Officer), Secretary and Director

/s/ Thomas H. Witthuhn	Chief Operating Officer and Director	May 18, 2017
Thomas H. Witthuhn

	Director	May 18, 2017
Chase Daniel

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Description	Filed With This Quarterly Report on Form 10-Q	Form	Exhibit	Filing Date/Period End Date	File Number
2.1+	Asset Purchase Agreement by and between Code Green Apparel Corp., as purchaser and 10Star LLC, as seller, dated June 23, 2016		8-K	2.1	7/13/2016	333-206089
3.1	Articles and Restated By-Laws		S-1	3.1	8/4/15	333-206089
3.2	Certificate of Designation of Series B Convertible Preferred Stock		S-1/A	99.3	1/29/16	333-206089
3.3	Certificate of Amendment to the Articles of Incorporation of Code Green Apparel Corp. (increasing the authorized capitalization to 2,000,000,000 shares, representing 1,990,000,000 shares of common stock and 10,000,000 shares of preferred stock), as filed with the Secretary of State of Nevada on April 13, 2017		8-K	3.1	4/14/17	333-206089
10.1	Form of Investor Subscription Agreement		S-1/A	10.2	11/13/15	333-206089
10.2	Employment Agreement with George J. Powell, III***		S-1/A	99.2	11/13/15	333-206089
10.3	Investor Subscription Agreement for Series B Convertible Preferred Stock		S-1/A	99.4	1/29/16	333-206089
10.4	Exchange Agreement dated December 7, 2015 between the Company and Dr. Eric H. Scheffey		S-1/A	99.5	1/29/16	333-206089
10.5	$150,000 Convertible Promisory Note dated December 3, 2015 between the Company and Beaufort Capital Partners, LLC		S-1/A	10.5	4/11/16	333-206089
10.6	Promissory Note by Code Green Apparel Corp., in favor of 10Star LLC ($200,000)		8-K	10.1	7/13/2016	333-206089
10.7	Form of Executive Employment Agreement***		8-K	10.2	7/13/2016	333-206089
10.8	Form of Restricted Stock Agreement***		8-K	10.3	7/13/2016	333-206089
10.9	June 15, 2016 Securities Purchase Agreement with Carebourn Capital, L.P.		10-Q	10.4	6/30/16	333-206089
10.10	$121,325 Convertible Promissory Note owed to Carebourn Capital, L.P.		10-Q	10.5	6/30/16	333-206089
10.11	$75,000 Promissory Note dated July 23, 2016		10-Q	10.6	9/30/16	333-206089
10.12	September 23, 2016 Securities Purchase Agreement with Carebourn Capital, L.P.		10-Q	10.7	9/30/16	333-206089
10.13	September 23, 2016 $63,825 Convertible Promissory Note owed to Carebourn Capital, L.P.		10-Q	10.8	9/30/16	333-206089
10.14	Note Purchase Agreement dated April 12, 2017, by and between Code Green Apparel Corp. and Sojourn Investments, LP		8-K	10.1	4/26/17	000-53434
10.15	10% Convertible Debenture dated April 12, 2017, by Code Green Apparel Corp. in favor of Sojourn Investments, LP		8-K	10.2	4/26/17	000-53434
10.16	Securities Purchase Agreement dated April 17, 2017, by and between Code Green Apparel Corp. and Carebourn Capital, L.P.		8-K	10.3	4/26/17	000-53434

10.17	$135,575 Convertible Promissory Note dated April 17, 2017, by Code Green Apparel Corp. in favor of Carebourn Capital, L.P.		8-K	10.4	4/26/17	000-53434
16.1	Letter From K. Brice Toussaint		8-K	16.1	8/22/16	333-206089
16.2	Letter From Patrick D. Heyn, CPA, P.A.		8-K	16.1	5/17/17	000-53434
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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