Form 10-Q
period 2017-03-31
CODE GREEN APPAREL CORP
filed 2017-05-25
CIK 1444403

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CODE GREEN APPAREL CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2017	December 31, 2016
ASSETS

CURRENT ASSETS

Cash	$—	$47
Accounts receivable, net	—	7,834
Prepaid expenses	64,000	—
Inventory	—	22,831

TOTAL CURRENT ASSETS	64,000	30,712

Fixed assets, net	12,122	12,962

TOTAL ASSETS	$76,122	$43,674

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued expenses	$328,120	$341,615
Accrued interest	153,066	120,232
Notes payable, current	82,500	82,595
Convertible debts payable, net of discount of $10,995 and $19,811, respectively	546,999	556,388
Derivative liability	1,251,179	1,525,135

TOTAL CURRENT LIABILITIES	2,361,864	2,625,965

Notes payable, net of current portion	200,000	200,000

TOTAL LIABILITIES	2,561,864	2,825,965

STOCKHOLDERS’ DEFICIT

Series A Preferred Stock, par value $0.001 per share, Authorized – 1,000 shares, Issued and outstanding – 1,000 shares	1	1
Series B Preferred Stock, par value $0.001 per share, Authorized – 200,000 shares, Issued and outstanding – 65,000 shares	65	65
Common stock, par value $0.001 per share, Authorized – 1,990,000,000 shares, Issued and outstanding – 466,985,101 and 404,985,101 shares, respectively	466,985	404,985
Additional paid-in capital	11,476,697	11,352,697
Accumulated deficit	(14,429,490)	(14,540,039)

TOTAL STOCKHOLDERS’ DEFICIT	(2,485,742)	(2,782,291)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$76,122	$43,674

See notes to unaudited condensed financial statements.

1

CODE GREEN APPAREL CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

UNAUDITED

	2017	2016

REVENUE	$33,479	$18,237
COST OF GOODS SOLD	(24,628)	(15,198)

GROSS PROFIT	8,851	3,039

OPERATING EXPENSES
Selling, general and administrative	89,074	375,296

TOTAL OPERATING EXPENSES	89,074	375,296

LOSS FROM OPERATIONS	(80,233)	(372,257)

OTHER INCOME (EXPENSE)
Gain on conversion	22,757	—
Change in fair value of derivative	(344,249)	154,014
Derivative liability gain (expense) – insufficient shares	561,447	(254,303)
Interest expense	(49,183)	(11,967)

TOTAL OTHER INCOME (EXPENSE)	190,772	(112,256)

INCOME (LOSS) BEFORE INCOME TAXES	110,549	(484,513)

Income tax expense	—	—

NET INCOME (LOSS)	110,549	(484,513)

Discount attributable to beneficial conversion privilege of preferred stock	—	—

Income (Loss) applicable to common stock	110,549	(484,513)

NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share	$0.00	$(0.00)
Diluted net income (loss) per common share	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	434,117,323	368,602,393
Diluted	968,517,143	368,602,393

See notes to unaudited condensed financial statements.

2

CODE GREEN APPAREL CORP.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2017

UNAUDITED

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2016	1,000	$1	65,000	$65	404,985,101	$404,985	$11,352,697	$(14,540,039)	$(2,782,291)

Issuance of shares for services	—	—	—	—	42,000,000	42,000,	84,000	—	126,000

Issuance of shares for convertible debt	—	—	—	—	20,000,000	20,000	40,000	—	60,000

Net income	—	—	—	—	—	—	—	110,549	110,549

Balance, March 31, 2017	1,000	$1	65,000	$65	466,985,101	$466,985	$11,476,697	$(14,429,490)	$(2,485,742)

See notes to unaudited condensed financial statements.

3

CODE GREEN APPAREL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

UNAUDITED

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$110,549	$(484,513)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
(Gain) loss on derivative revaluation	344,248	(154,014)
Derivative liability (income) expense - insufficient shares	(561,447)	254,303
Gain on conversion of debt	(22,757)	—
Depreciation	840	658
Common stock issued for services	62,000	75,000
Amortization of debt discount	8,816	6,233
Changes in operating assets and liabilities:
Accounts receivable	7,834	—
Inventory	22,831	15,197
Prepaid expenses	—	33,387
Accounts payable and accrued expenses	(13,495)	7,501
Accrued interest	32,834	5,734

NET CASH USED IN OPERATING ACTIVITIES	(7,747)	(240,514)

CASH FLOWS USED BY INVESTING ACTIVITIES:
Purchase of fixed assets	—	(13,928)

NET CASH USED IN INVESTING ACTIVITIES	—	(13,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of Series B Preferred Stock	—	250,000
Proceeds from notes payable, net of repayments	7,700	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,700	250,000

NET DECREASE IN CASH	(47)	(4,442)

CASH AT THE BEGINNING OF THE YEAR	47	32,205

CASH AT THE END OF THE YEAR	$—	$27,763

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$7,534	$—
Taxes paid	$—	$—

Issuance of shares upon debt conversion	60,000	—

See notes to unaudited condensed financial statements.

4

CODE GREEN APPAREL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At March 31, 2017, the company did not have any cash equivalents.

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

Stock Based Compensation

The Company from time to time issues shares of common stock for services. These issuances have been valued based upon the quoted market price of the shares.

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at March 31, 2017 and December 31, 2016, do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability – December 31, 2016	$1,525,135	$—	$—	$1,525,135
Derivative liability – March 31, 2017	$1,251,179	$—	$—	$1,251,179

Balance at December 31, 2016				$1,525,135
Revaluation due to insufficient shares available for issuance				(561,447)
Conversion				(56,758)
Change in derivative liability during the three months March 31, 2017				344,249
Balance March 31, 2017				$1,251,179

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Any anti-dilutive effects on net income (loss) per share are excluded. The Company has 534,399,820 potentially dilutive securities outstanding as of March 31, 2017.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company has adopted the provisions of FASB ASC 740-10-05 Accounting for Uncertainty in Income Taxes. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Open tax-years subject to IRS examination include 2013 - 2016.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this ASU supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on our financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method.

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

NOTE 2   PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 31, 2017	December 31, 2016

Computer equipment	$16,783	$16,783
	16,783	16,783
Less accumulated depreciation	(4,661)	(3,821)
Total	$12,122	$12,962

The aggregate depreciation charge to operations was $840 and $658 for the three months ended March 31, 2017 and 2016, respectively. The depreciation policies followed by the Company are described in Note 1.

NOTE 3   NOTES PAYABLE

During June 2016, the Company issued a $200,000 promissory note in connection with the Asset Purchase Agreement, see Note 9. The note carries interest at 10% per annum and is due June 23, 2018. Total outstanding debt was $200,000 and $200,000 at March 31, 2017 and December 31, 2016, respectively. The accrued interest on the note was $15,397 and $10,466 at March 31, 2017 and December 31, 2016, respectively.

During July 2016, the Company issued a promissory note in the amount of $82,500. The note is currently in default. The note contains an original issue discount in the amount of $7,500. The remaining balance due at March 31, 2017 and December 31, 2016 was $82,500 and $82,500, respectively. The accrued interest on the note was $26,238 and $8,945 at March 31, 2017 and December 31, 2016, respectively.

During September 2016, the Company issued a promissory note in the amount of $10,000. The note is due in six months. The note contains an original issue discount in the amount of $650. The remaining balance due at March 31, 2017 and December 31, 2016 was $-0- and $95, respectively. Interest accrues at 12% and is paid daily. The accrued interest on the note was $-0- and $-0- at March 31, 2017 and December 31, 2016, respectively. The balance of this note was paid in February 2017.

During January 2017, the Company issued a promissory note in the amount of $20,000. The note was due February 15, 2017. The note requires an interest payment of $5,000 upon repayment. The remaining balance due at March 31, 2017 and December 31, 2016 was $20,000 and $-0-, respectively. The accrued interest on the note was $5,000 and $-0- at March 31, 2017 and December 31, 2016, respectively. The balance of this note and accrued interest was paid in April 2017.

NOTE 4    CONVERTIBLE NOTES

On May 1, 2014, the Company entered into an agreement with Anubis Capital Partners, a business advisor. The agreement calls for monthly payments of $2,500 in service fees along with the issuance of a $500,000 fully earned convertible debt that accrues interest at 8% per annum. The holder has the option to convert any balance of principal and interest into common stock of the Company. The rate of conversion for the note is calculated as the lowest of the 20 trading closing prices immediately preceding such conversion, discounted by 50%. During December 2015, the Company issued 25,000,000 shares of common stock in payment of $212,500 of principal on this convertible debt. At March 31, 2017 and December 31, 2016, $20,000 and $20,000 was owed in services fees, accrued interest was $94,403 and $88,795 and the outstanding convertible debt was $261,500 and $287,500, respectively.

During the year ended December 31, 2014, the Company issued $173,500 of convertible notes. The convertible notes carry interest at 10% per annum and are due 24 months from the date of issuance, June 2016 through September 2016. The note holders have the option to convert into shares of the Company’s common stock after 180 days at 50% of the market price. During April and May of 2015, the Company issued 14,660,440 shares of common stock upon conversion of $173,500 of principal amount outstanding under these convertible notes. Total outstanding convertible debt was $-0- and $-0- at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, the accrued interest on the convertible notes was $12,027 and $12,027, respectively.

During December 2015, the Company issued a convertible note in the amount of $175,000. The convertible note was due in one year and is currently in default, and contains a prepayment penalty of $25,000. The holder has the option to convert any balance of principal into common stock of the Company. The rate of conversion for the note is calculated as the lowest of the 10 trading closing prices immediately preceding such conversion, discounted by 32.5%. During December 2016, the Company issued 12,000,000 shares of common stock upon conversion of $13,770 of principal amount outstanding under this convertible note. The remaining balance due at March 31, 2017 and December 31, 2016 was $161,730 and $161,730, respectively.

During June 2016, the Company sold a convertible note in the principal amount of $121,325. The convertible note is due in one year and contains an original issue discount in the amount of $15,825. The holder has the option to convert any balance of principal into common stock of the Company after the initial 180 days. The rate of conversion for this note is calculated as the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 50%. The remaining balance due at March 31, 2017 and December 31, 2016 was $65,884 and $73,989, respectively. Interest accrues at 12% per annum and is paid daily. The accrued interest on the note was $-0- and $-0- at March 31, 2017 and December 31, 2016, respectively.

During September 2016, the Company sold a convertible note in the principal amount of $63,825. The convertible note is due in one year and contains an original issue discount in the amount of $13,825. The holder has the option to convert any balance of principal into common stock of the Company after the initial 180 days. The rate of conversion for this note is calculated as the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 50%. The remaining balance due at March 31, 2017 and December 31, 2016 was $49,380 and $53,481, respectively. Interest accrues at 12% per annum and is paid daily. The accrued interest on the note was $-0- and $-0- at March 31, 2017 and December 31, 2016, respectively.

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

The initial fair values of the embedded debt derivatives of $500,842, $227,746, $322,660 and $108,458 were charged to current period operations as interest expenses. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	0.10% to 0.45%
(2) dividend yield of	0%;
(3) volatility factor of	248% to 435%;
(4) an expected life of the conversion feature of	365 days; and
(5) estimated fair value of the Company’s common stock of	$0.006 to $0.008 per share.

During the three months ended March 31, 2017, the Company recorded a gain on fair value of derivative of $84,603.

The following table represents the Company’s derivative liability activity for the three months ended March 31, 2017:

Balance at December 31, 2016	$1,525,135
Revaluation due to insufficient shares available for issuance	(561,447)
Conversion	(56,758)
Change in derivative liability during the three months ended March 31, 2017	344,249
Balance March 31, 2017	$1,251,179

NOTE 5    DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents the components of the Company’s derivative financial instruments associated with convertible promissory notes (See Note 4) which have no observable market data and are derived using the Black-Scholes option pricing model measured at fair value on a recurring basis, using Level 1 and 3 inputs to the fair value hierarchy, at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Embedded conversion features	$1,251,179	$963,688
Insufficient shares	—	561,447
Derivative liability	$1,251,179	$1,525,135

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

During the three months ended March 31, 2017, the Company had outstanding notes with embedded conversion features and the Company did not, at this date, have a sufficient number of authorized and available shares of common stock to settle the outstanding contracts which triggered the requirement to account for these instruments as derivative financial instruments until such time as the Company has sufficient authorized shares.

NOTE 6    LEASE COMMITMENTS

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

Rental expense for the three months ended March 31, 2017 and 2016 was $7,134 and $13,254, respectively. Future minimum rental payments for the remaining terms are as follows:

Year Ending December 31,	Amount
2018 – remaining nine months	$30,942
2019	41,256
2020	41,256
2021	3,438
Total	$116,892

NOTE 7      STOCKHOLDERS’ EQUITY

On January 9, 2017, the Company issued 10,000,000 shares of its restricted common stock to its then newly appointed Director and COO, as a signing bonus for his appointment to the Company’s Board of Directors. The shares had a fair market value of $30,000.

On February 9, 2017, the Company entered into an Advertising Services Agreement (the “Advertising Agreement”) with Cicero Consulting Group, LLC (“Cicero”), pursuant to which Cicero agreed to provide marketing and advertising services to the Company for a term of six months. In consideration for agreeing to provide those services the Company agreed to issue Cicero 32 million shares of common stock. The value of the 32,000,000 shares is $96,000. Due to the terms of the agreement, $32,000 has been recorded in the statement of operations for the three months ended March 31, 2017 and $64,000 remains as prepaid expense to be amortized through July 2017.

On March 22, 2017, we issued 20 million shares of common stock to Anubis Capital Partners in connection with the conversion of debt valued at $26,000.

Series A Preferred Stock

On May 22, 2015, the Company designated a series of Series A Preferred Stock. The holders of the Series A Preferred Stock are not entitled to receive dividends paid on the Company’s common stock. The holders of the Series A Preferred Stock are not entitled to any liquidation preferences. The shares of the Series A Preferred Stock have no conversion rights. The Series A Preferred Stock provide the holder thereof the power to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to fifty-one percent (51%) of the total vote. Following the third anniversary of the original issuance of the Series A Preferred Stock, the Company has the option with (a) the unanimous consent or approval of all members of the Board of Directors of the Company; (b) the approval of the holders of a majority of the outstanding shares of Series A Preferred Stock; and (c) the approval of any interest or option holder(s) of such Series A Preferred Stock, to redeem any and all outstanding shares of the Series A Preferred Stock by paying the holders a redemption price of $100 per share.

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

NOTE 8    GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has had only limited revenues since inception. Since inception, it has incurred significant losses to date, and as of March 31, 2017, has an accumulated deficit of approximately $14,400,000 and has negative working capital of $2,362,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company’s ability to continue its operations is uncertain and is dependent upon its ability to implement a business plan sufficient to generate a positive cash flow and/or raise capital to fund its operations. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations in the normal course of business.

NOTE 9    ASSET PURCHASE AGREEMENT

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

NOTE 10	EMPLOYMENT AGREEMENTS

As part of, and as a required term and condition of the Purchase Agreement, the Company entered into executive employment agreements with Aaron Luna and William Joseph (J.B.) Hill, to serve as Executive Vice Presidents of the Company in May 2016, in anticipation of the Acquisition.

The employment agreements each have substantially similar terms, including an effective date of April 1, 2016, an initial term of one year (automatically renewable thereafter for additional one year terms in the event neither party provides the other notice of non-renewal at least 30 days prior to the end of the then term). Both agreements include a base salary as determined by the Board of Directors in its sole and absolute discretion in addition to an equity consideration of 3.75 million restricted shares of common stock to Mr. Luna and 3.25 million restricted shares of common stock to Mr. Hill (the “Restricted Shares”), which Restricted Shares are subject to forfeiture and cancellation until March 31, 2017, pursuant to Restricted Stock Award Agreements. In addition to the base salary described above, the executives were to receive a commission on our net sales.

Both Mr. Luna and Mr. Hill subsequently terminated their services with the Company in October 2016, and all Restricted Shares have been forfeited, provided that such shares have not yet been cancelled to date.

NOTE 11	SUBSEQUENT EVENTS

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

On April 11, 2017, we issued 32 million shares of common stock which were due pursuant to the terms of the February 9, 2017 Consulting Agreement. These shares were valued at $0.003 per share or $96,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward looking statements” (as that term is defined in Section 27A(i)(1) of the Securities Act), including statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this report, if any, and our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on May 22, 2017, under the heading “Risk Factors”. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this report. Forward-looking statements in this report include, among others, statements regarding our capital needs, business plans, and expectations.

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

The following is management’s discussion and analysis of the significant factors that affected the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this in conjunction with the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, and the unaudited consolidated financial statements included in this quarterly report. Expectations of future financial condition and results of operations are based upon current business plans and may change.

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

Description of Business

The Company was incorporated in Nevada on December 11, 2007.

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

Recent Transactions:

In September 2016, we entered into a factoring agreement, whereby we sold $14,590 in accounts receivable for $10,000.

On September 23, 2016, we sold Carebourn Capital, L.P. (“Carebourn”) a Convertible Promissory Note in the principal amount of $63,825, representing $55,000 borrowed from Carebourn and an original issue discount of $8,325 (the “September 2016 Carebourn Convertible Note”), pursuant to a Securities Purchase Agreement, dated September 23, 2016. The September 2016 Carebourn Convertible Note bears interest at the rate of 12% per annum (22% upon an event of default) and is due and payable on September 23, 2017.

The principal amount of the September 2016 Carebourn Convertible Note and all accrued interest is convertible at the option of the holder thereof into our common stock at any time following the 180th day after the September 2016 Carebourn Convertible Note was issued. The conversion price of the September 2016 Carebourn Convertible Note is equal to 50% of the average of the lowest three trading prices of our common stock for the 20 trading days prior to the conversion date. At no time can the September 2016 Carebourn Convertible Note be converted into shares of our common stock if such conversion results in Carebourn and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock, subject to the waiver of such limitation by Carebourn with at least 61 days prior written notice.

The September 2016 Carebourn Convertible Note provides for customary events of default and contains customary positive and negative covenants. Additionally, upon the occurrence of certain fundamental defaults, as described in the September 2016 Carebourn Convertible Note , we are required to pay Carebourn liquidated damages in addition to the amount owed under the September 2016 Carebourn Convertible Note.

We have the right to prepay in full the unpaid principal and interest on the September 2016 Carebourn Convertible Note, upon notice, any time prior to the 364th day after the issuance date of the note, subject to payment of a prepayment amount ranging from 130% to 150% of the then outstanding balance on the September 2016 Carebourn Convertible Note (inclusive of accrued and unpaid interest and any default amounts then owing), depending on when such prepayment is made.

We paid $10,000 in fees to a related party of Carebourn’s and $1,000 in attorney’s fees in connection with the sale of the September 2016 Carebourn Convertible Note.

In the event that the September 2016 Carebourn Convertible Note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the September 2016 Carebourn Convertible Note is converted into common stock.

On April 12, 2017, our Board of Directors and majority shareholder (i.e., George J. Powell, III, the Company’s Chief Executive Officer and Director, who holds 1,000 shares of Series A Preferred Stock, which provides the holder thereof the right to vote 51% of the vote on all shareholder matters), via a written consent to action without meeting, approved the filing of a Certificate of Amendment to our Articles of Incorporation to increase the authorized common stock of the Company, from one billion (1,000,000,000) shares of common stock, $0.001 par value per share, to one billion, nine hundred and ninety million (1,990,000,000) shares of common stock, $0.001 par value share (the “Amendment”).

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

Plan of Operations

We have commenced shipping products to several customers, including Frisco Rivet and numerous specialty based accounts. We are also working diligently to finalize programs with numerous other accounts. Notwithstanding the above, we believe we need $1.5 million of additional funding for production in the near term and for our operations for the next 12 months and $2.5 million for our operations over the next 24 months. We plan to raise funding subsequent to the date of this report through the sale of debt or equity, which may not be available on favorable terms, if at all. We require additional funding to (a) fund production on new programs that are coming on line; (b) fund additional sales and marketing programs to enhance revenue growth; (c) fund development of and warehouse inventory for an E-Commerce site; (d) fund synergistic acquisitions; and (e) to bridge operational working capital until such time, if ever, as we can generate sufficient revenues to support our expenses. If we are unable to access additional capital moving forward, it will hurt our ability to grow and to generate future revenues. We may not be able to increase sales or obtain additional financing, if necessary, at a level to meet our current obligations to continue as a going concern.

Results of Operations

Three months ended March 31, 2017 versus the three months ended March 31, 2016

The following table presents the Company’s results of operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016

	For Quarter Ended March 31,
	2017	2016	$ Change	% Change

Revenue	$33,479	$18,237	$15,242	83.6%
Cost Of Goods Sold	(24,628)	(15,198)	(9,430)	62.0%

Gross Profit	8,851	3,039	5,812	191.2%

Operating Expenses
Selling, general and administrative	89,074	375,296	(286,222)	(76.3%)

Total Operating Expenses	89,074	375,296	(286,222)	(76.3%)

Loss From Operations	(80,233)	(372,257)	292,024	(78.4%)

Other Income (Expense)
Gain on conversion	22,757	—	22,757	100.0%
Change in fair value of derivative	(344,249)	154,014	(498,263)	(323.5%)
Derivative liability expense – insufficient shares	561,447	(254,303)	815,750	(320.8%)
Interest expense	(49,183)	(11,967)	(37,216)	311.0%

Total Other Income (Expense)	190,772	(112,256)	303,028	(269.9%)

Net Income (Loss)	$110,549	$(484,513)	$595,062	(122.8%)

Revenue and Gross Loss

During the three months ended March 31, 2017, the Company generated $33,479 in revenues through the sale of goods with associated costs of $24,628. The Company recognized a gross profit of $8,851 for the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company generated $18,237 in revenues through the sale of goods with associated costs of $15,198. The Company recognized a gross profit of $3,039 for the three months ended March 31, 2016.

Operating expenses

The Company incurred $89,074 in selling, general and administrative expenses for the three months ended March 31, 2017, a $286,222 decrease from the $375,296 in selling, general and administrative expenses incurred during the three months ended March 31, 2016. This decrease is directly related to the limited cash resources which the Company had during the three months ending March 31, 2017. Selling, general and administrative expenses consist of expenses the Company incurs during day-to-day operations.

During the three months ended March 31, 2017, the Company incurred $1,000 of consulting expenses, which are included under selling, general and administrative expenses. The Company incurred $33,387 consulting expenses during the three months ended March 31, 2016. Consulting expenses relate to the development of products within the corporate logo wear industry made from sustainable textiles.

During the three months ended March 31, 2017, the Company incurred $852 of legal, accounting and professional expenses, which are included under selling, general and administrative expenses, which is a $151,219 decrease from the $152,071 incurred during the three months ended March 31, 2016. Legal, accounting and professional expenses relate to the Company’s registration statement and other filings with the Securities and Exchange Commission. The main reason for the decrease in professional fees was the cost of the preparation of the Company’s Form S-1 registration statement during the prior period. Additionally, the Company did not have the resources in place to begin work on its required periodic reports during the three months ending March 31, 2017.

During the three months ended March 31, 2017, the Company incurred $656 of product development expenses, which are included under selling, general and administrative expenses, which is a $24,588 decrease compared to the $25,244 incurred during the three months ended March 31, 2017. The product development costs relate to the development of products within the corporate logo wear industry made from sustainable textiles, and were higher in the prior period as the Company was just starting its operations during that period. In the near term the Company expects product development expenses to remain consistent but over time and as revenue increases, we anticipate product development expenses to level out as a percentage of sales. As we get requests for products from new clients we anticipate our development costs spiking, as each customer will want specific items developed for their specific needs. We will likely experience ups and downs with regards to product development costs for these specific reasons in the foreseeable future.

During the three months ended March 31, 2017, the Company incurred $10,908 of travel expenses, which are included under selling, general and administrative expenses, which is a $40,249 decrease from the $51,157 incurred during the three months ended March 31, 2016. Travel expenses relate to the efforts by management to meet with new customers and potential customers and vary from period-to-period. Over time the Company expects to see a leveling off of these costs; however, as the Company grows the Company anticipates these expenses increasing.

During the three months ended March 31, 2017, the Company recorded $62,000 of non-cash compensation related to the stock issuance to the Company’s COO and a consultant, which is included under selling, general and administrative expenses. During the three months ended March 31, 2016, the Company recorded $75,000 of non-cash compensation related to the stock issuance to the Company’s COO and a consultant.

Other income (expense)

During the three months ended March 31, 2017, the Company reported $49,183 of interest expense compared to $11,967 reported during the three months ended March 31, 2016. The interest expense relates to the promissory notes outstanding as described in greater detail in Notes 3 and 4 to the financial statements included herein.

During the three months ended March 31, 2017, the Company recognized a loss of $344,249 on change in fair value of derivative in connection with the valuation of the derivative liabilities (see Notes 4 and 5 of the financial statements included herein), compared to a gain on change in fair value of derivative of $154,014 for the three months ended March 31, 2016.

The Company recognized a $561,447 gain in connection with insufficient shares being available for the Company’s derivative liability for the three months ended March 31, 2017, compared to an expense of $254,303 in connection therewith for the three months ended March 31, 2016.

The Company had a $22,757 gain on the conversion of debt in connection with the conversion of amounts due under the terms of certain convertible promissory notes into shares of our common stock for the three months ended March 31, 2017.

Net income (loss)

The Company had net income for the three months ended March 31, 2017 of $110,549, a $595,062 increase from the net loss of $484,513 incurred during the three months ended March 31, 2016. The increase in net income was primarily due to the reasons described above.

Liquidity and Capital Resources

The Company had an accumulated deficit at March 31, 2017 of approximately $14.4 million. The Company had net income of $110,549 during the three months ended March 31, 2017, had $64,000 of current assets as of March 31, 2017, consisting solely of prepaid expenses, had only $76,122 in total assets and has negative working capital of $2,297,864, as of March 31, 2017. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plans to eliminate the going concern situation include, but are not limited to, raising additional capital through the issuance of debt and equity, and improved cash flow management. Failure to raise additional capital or improve its performance in the next 12 months may cause the Company to significantly curtail its business activities and expansion plans within the next twelve months.

The Company had no cash as of March 31, 2017, compared to $47 as of March 31, 2016.

We had $76,122 of total assets as of March 31, 2017, consisting solely of fixed assets, net of $12,122.

We had total liabilities of $2,561,864 as of March 31, 2017, including current liabilities consisting of accounts payable and accrued expenses of $328,120, accrued interest on our convertible notes of $153,066, notes payable of $82,500, convertible notes, net of discount, of $546,999 and derivative liability of $1,251,179, and long-term liabilities consisting of notes payable, net of current portion, of $200,000.

Our outstanding promissory notes, convertible notes and derivative liability are described in greater detail in Notes 3, 4 and 5, to the financial statements attached herein and under “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Transactions”, above.

Cash Flows

	Three Months Ending March 31,
	2017	2016
Net cash used by operating activities	$(7,747)	$(240,514)
Net cash used by investing activities	$—	$13,928
Net cash provided by financing activities	$7,700	$250,000

Operating Activities

Net cash used by operating activities for the three months ended March 31, 2017 was mainly due to non-cash items including a derivative liability of $561,447, offset by $344,248 of loss on derivative revaluation and $110,549 of net income.

Investing Activities

Net cash used by investing activities for the three months ended March 31, 2016 was solely due to the purchase of fixed assets of $13,928. We had no net cash used by investing activities for the three months ended March 31, 2017.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016, was from the sale of Series B Preferred Stock of $250,000. We had $7,700 of net cash provided by financing activities for the three months ended March 31, 2017 related to proceeds from notes payable, net of repayments.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of March 31, 2017, based on the evaluation of these disclosure controls and procedures, and in light of the reasons described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Management has identified the following control deficiencies that represent material weaknesses as of March 31, 2017:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Commission on May 22, 2017, under the heading “Risk Factors”, except as provided below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2016, under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

There is substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has had only limited revenues since inception. The Company had an accumulated deficit at March 31, 2017 of approximately $14.4 million. The Company had net income of $110,549 during the three months ended March 31, 2017, had only $64,000 of current assets of March 31, 2017, consisting solely of prepaid expenses, and only $72,122 in total assets, and had no cash and negative working capital of $2,297,864 as of March 31, 2017. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plans to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management. If we are unable to raise additional funding our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 22, 2017, we issued 20 million shares of common stock to Anubis Capital Partners in connection with the conversion of debt.

On April 7, 2017, we issued 21,481,481 shares of common stock to Anubis Capital Partners in connection with the conversion of debt.

On February 9, 2017, the Company entered into an Advertising Services Agreement (the “Advertising Agreement”) with Cicero Consulting Group, LLC (“Cicero”), pursuant to which Cicero agreed to provide marketing and advertising services to the Company for a term of six months. In consideration for agreeing to provide those services we issued Cicero 32 million shares of common stock.

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

As described above under “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Transactions”, on April 12, 2017, we sold Sojourn the Sojourn Debenture and on April 17, 2017, we sold Carebourn the April 2017 Carebourn Convertible Note. The note and debenture are convertible into our common stock at a discount to the trading price of our common stock as described in greater detail above. We claim an exemption from registration for the issuance of such convertible securities pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (i) “accredited investors”; and/or (ii) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, and the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

Code Green Apparel Corp.

Date: May 25, 2017	By:	/s/ George J. Powell, III
George J. Powell, III
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial/Accounting Officer)

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date/Period End Date	File Number
2.1+	Asset Purchase Agreement by and between Code Green Apparel Corp., as purchaser and 10Star LLC, as seller, dated June 23, 2016		8-K	2.1	7/13/2016	333-206089
3.1	Articles and Restated By-Laws		S-1	3.1	8/4/15	333-206089
3.2	Certificate of Designation of Series B Convertible Preferred Stock		S-1/A	99.3	1/29/16	333-206089
3.3	Certificate of Amendment to the Articles of Incorporation of Code Green Apparel Corp. (increasing the authorized capitalization to 2,000,000,000 shares, representing 1,990,000,000 shares of common stock and 10,000,000 shares of preferred stock), as filed with the Secretary of State of Nevada on April 13, 2017		8-K	3.1	4/14/17	333-206089
10.1	Form of Investor Subscription Agreement		S-1/A	10.2	11/13/15	333-206089
10.2	Employment Agreement with George J. Powell, III***		S-1/A	99.2	11/13/15	333-206089
10.3	Investor Subscription Agreement for Series B Convertible Preferred Stock		S-1/A	99.4	1/29/16	333-206089
10.4	Exchange Agreement dated December 7, 2015 between the Company and Dr. Eric H. Scheffey		S-1/A	99.5	1/29/16	333-206089
10.5	$150,000 Convertible Promisory Note dated December 3, 2015 between the Company and Beaufort Capital Partners, LLC		S-1/A	10.5	4/11/16	333-206089
10.6	Promissory Note by Code Green Apparel Corp., in favor of 10Star LLC ($200,000)		8-K	10.1	7/13/2016	333-206089
10.7	Form of Executive Employment Agreement***		8-K	10.2	7/13/2016	333-206089
10.8	Form of Restricted Stock Agreement***		8-K	10.3	7/13/2016	333-206089
10.9	June 15, 2016 Securities Purchase Agreement with Carebourn Capital, L.P.		10-Q	10.4	6/30/16	333-206089
10.10	$121,325 Convertible Promissory Note owed to Carebourn Capital, L.P.		10-Q	10.5	6/30/16	333-206089
10.11	$75,000 Promissory Note dated July 23, 2016		10-Q	10.6	9/30/16	333-206089
10.12	September 23, 2016 Securities Purchase Agreement with Carebourn Capital, L.P.		10-Q	10.7	9/30/16	333-206089
10.13	September 23, 2016 $63,825 Convertible Promissory Note owed to Carebourn Capital, L.P.		10-Q	10.8	9/30/16	333-206089
10.14	Note Purchase Agreement dated April 12, 2017, by and between Code Green Apparel Corp. and Sojourn Investments, LP		8-K	10.1	4/26/17	000-53434
10.15	10% Convertible Debenture dated April 12, 2017, by Code Green Apparel Corp. in favor of Sojourn Investments, LP		8-K	10.2	4/26/17	000-53434
10.16	Securities Purchase Agreement dated April 17, 2017, by and between Code Green Apparel Corp. and Carebourn Capital, L.P.		8-K	10.3	4/26/17	000-53434
10.17	$135,575 Convertible Promissory Note dated April 17, 2017, by Code Green Apparel Corp. in favor of Carebourn Capital, L.P.		8-K	10.4	4/26/17	000-53434
16.1	Letter From K. Brice Toussaint		8-K	16.1	8/22/16	333-206089
16.2	Letter From Patrick D. Heyn, CPA, P.A.		8-K	16.1	5/17/17	000-53434
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*Furnished herein.

*** Indicates management contract or compensatory plan or arrangement.

+ Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Code Green Apparel Corp. may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, for any schedule or exhibit so furnished.

27