Form 10-Q
period 2017-06-30
CODE GREEN APPAREL CORP
filed 2017-08-25
CIK 1444403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2017

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

As of August 22, 2017, there were 783,426,230 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CODE GREEN APPAREL CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30, 2017	December 31, 2016
ASSETS

CURRENT ASSETS

Cash	$—	$47
Accounts receivable, net	—	7,834
Prepaid expenses	16,000	—
Inventory	—	22,831
TOTAL CURRENT ASSETS	16,000	30,712

Fixed assets, net	11,283	12,962

TOTAL ASSETS	$27,283	$43,674

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued expenses	$317,052	$341,615
Accrued interest	179,598	120,232
Notes payable, current	82,500	82,595
Convertible debts payable, net of discount of $402,653 and $19,811, respectively	342,538	556,388
Derivative liability	1,194,128	1,525,135

TOTAL CURRENT LIABILITIES	2,115,816	2,625,965

Notes payable, net of current portion	200,000	200,000

TOTAL LIABILITIES	2,315,816	2,825,965

STOCKHOLDERS’ DEFICIT

Series A Preferred Stock, par value $0.001 per share, Authorized – 1,000 shares, Issued and outstanding – 1,000 shares	1	1
Series B Preferred Stock, par value $0.001 per share, Authorized – 200,000 shares, Issued and outstanding – 65,000 shares	65	65
Common stock, par value $0.001 per share, Authorized – 1,990,000,000 shares, Issued and outstanding – 677,084,621 and 404,985,101 shares, respectively	677,085	404,985
Additional paid-in capital	11,848,634	11,352,697
Accumulated deficit	(14,814,318)	(14,540,039)

TOTAL STOCKHOLDERS’ DEFICIT	(2,288,533)	(2,782,291)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$27,283	$43,674

See notes to unaudited condensed financial statements.

CODE GREEN APPAREL CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

UNAUDITED

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

REVENUE	$—	$10,141	$33,479	$28,378
COST OF GOODS SOLD	—	(8,500)	(24,628)	(23,698)

GROSS PROFIT	—	1,641	8,851	4,680

OPERATING EXPENSES
Selling, general and administrative	332,577	226,390	421,652	601,686

TOTAL OPERATING EXPENSES	332,577	226,390	421,652	601,686

LOSS FROM OPERATIONS	(332,577)	(224,749)	(412,801)	(597,006)

OTHER INCOME (EXPENSE)
Gain on conversion of debt	19,060	—	41,817	—
Change in fair value of derivative	1,256,670	(747,718)	912,422	(593,704)
Derivative liability gain (expense) – insufficient shares	—	(651,677)	561,447	(905,980)
Interest expense	(1,327,981)	(19,952)	(1,377,164)	(31,919)

TOTAL OTHER INCOME (EXPENSE)	(52,251)	(1,419,347)	138,522	(1,531,603)

INCOME (LOSS) BEFORE INCOME TAXES	(384,828)	(1,644,096)	(274,279)	(2,128,609)

Income tax expense	—	—	—	—

NET INCOME (LOSS)	(384,828)	(1,644,096)	(274,279)	(2,128,609)

Discount attributable to beneficial conversion privilege of preferred stock	—	—	—	—

Income (Loss) applicable to common stock	(384,828)	(1,644,096)	(274,279)	(2,128,609)

NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share	$0.00	$0.00	$0.00	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	530,165,072	373,300,195	482,738,567	370,951,294

See notes to unaudited condensed financial statements.

CODE GREEN APPAREL CORP.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2017

UNAUDITED

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2016	1,000	$1	65,000	$65	404,985,101	$404,985	$11,352,697	$(14,540,039)	$(2,782,291)

Issuance of shares for services	—	—	—	—	42,000,000	42,000	84,000	—	126,000

Issuance of shares for convertible debt	—	—	—	—	230,099,520	230,100	411,937	—	642,037

Net income	—	—	—	—	—	—	—	(274,279)	(274,279)

Balance, June 30, 2017	1,000	$1	65,000	$65	677,084,621	$677,085	$11,848,634	$(14,814,318)	$(2,288,533)

See notes to unaudited condensed financial statements.

CODE GREEN APPAREL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

UNAUDITED

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(274,279)	$(2,128,609)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Derivative liability - initial valuation	1,218,779
Loss on derivative revaluation	(912,423)	593,704
Derivative liability (income) expense - insufficient shares	(561,447)	905,980
Gain on conversion of debt	(41,817)	—
Depreciation	1,679	1,478
Common stock issued for services	126,000	117,000
Amortization of debt discount	34,392	13,354
Amortization of debt discount due to beneficial conversion feature	49,999
Changes in operating assets and liabilities:
Accounts receivable	7,834	—
Inventory	22,831	23,697
Prepaid expenses	(16,000)	33,387
Accounts payable and accrued expenses	(24,563)	80,595
Accrued interest	58,914	12,075

NET CASH USED IN OPERATING ACTIVITIES	(310,101)	(347,339)

CASH FLOWS USED BY INVESTING ACTIVITIES:
Purchase of fixed assets	—	(13,928)

NET CASH USED IN INVESTING ACTIVITIES	—	(13,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of Series B Preferred Stock	—	250,000
Proceeds from notes payable	338,917	95,956
Repayments on notes payable	(28,863)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	310,054	345,956

NET DECREASE IN CASH	(47)	(15,311)

CASH AT THE BEGINNING OF THE YEAR	47	32,205

CASH AT THE END OF THE YEAR	$—	$16,894

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$14,628	$6,490
Taxes paid	$—	$—
Noncash transactions:
Issuance of shares upon debt conversion	642,037	—

See notes to unaudited condensed financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At June 30, 2017, the Company did not have any cash equivalents.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company periodically reviews its inventories for indications of slow movement and obsolescence and records an allowance when it is deemed necessary. There was no inventory at June 30, 2017.

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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at June 30, 2017 and December 31, 2016, do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability – December 31, 2016	$1,525,135	$—	$—	$1,525,135
Derivative liability – June 30, 2017	$1,194,128	$—	$—	$1,194,128

Balance at December 31, 2016				$1,525,135
Revaluation due to insufficient shares available for issuance				(561,447)
Valuation upon issuance of debts				1,621,854
Conversion				(478,991)
Change in derivative liability during the six months June 30, 2017				(912,423)
Balance June 30, 2017				$1,194,128

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Any anti-dilutive effects on net income (loss) per share are excluded. The Company has 591,361,228 potentially dilutive securities outstanding as of June 30, 2017.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this ASU supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU No. 2016-02 on its financial statements.

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

NOTE 2 FIXED ASSETS, NET

Fixed assets consists of the following equipment:

	June 30, 2017	December 31, 2016

Computer equipment	$16,783	$16,783
	16,783	16,783
Less accumulated depreciation	(5,500)	(3,821)
Total	$11,283	$12,962

The aggregate depreciation charge to operations was $1,679 and $1,478 for the six months ended June 30, 2017 and 2016, respectively. The depreciation policies followed by the Company are described in Note 1.

NOTE 3 NOTES PAYABLE

During June 2016, the Company issued a $200,000 promissory note in connection with the Asset Purchase Agreement, see Note 9. The note carries interest at 10% per annum and is due June 23, 2018. Total outstanding debt was $200,000 at both June 30, 2017 and December 31, 2016. The accrued interest on the note was $20,384 and $10,466 at June 30, 2017 and December 31, 2016, respectively.

During July 2016, the Company issued a promissory note in the amount of $82,500. The note is currently in default. The note contains an original issue discount in the amount of $7,500. The remaining balance due at June 30, 2017 and December 31, 2016 was $82,500 and $82,500, respectively. The accrued interest on the note was $43,556 and $8,945 at June 30, 2017 and December 31, 2016, respectively.

During September 2016, the Company issued a promissory note in the amount of $10,000. The note is due in six months. The note contains an original issue discount in the amount of $650. The remaining balance due at June 30, 2017 and December 31, 2016 was $0 and $95, respectively. Interest accrues at 12% and is paid daily. The accrued interest on the note was $0 and $0 at June 30, 2017 and December 31, 2016, respectively. The balance of this note was paid in February 2017.

During January 2017, the Company issued a promissory note in the amount of $20,000. The note was due February 15, 2017. The note requires an interest payment of $5,000 upon repayment. The remaining balance due at June 30, 2017 and December 31, 2016 was $0 and $0, respectively. The accrued interest on the note was $0 and $0 at June 30, 2017 and December 31, 2016, respectively. The balance of this note and accrued interest was paid in April 2017.

NOTE 4 CONVERTIBLE NOTES

On May 1, 2014, the Company entered into an agreement with Anubis Capital Partners, a business advisor. The agreement calls for monthly payments of $2,500 in service fees along with the issuance of a $500,000 fully earned convertible debt that accrues interest at 8% per annum. The holder has the option to convert any balance of principal and interest into common stock of the Company. The rate of conversion for the note is calculated as the lowest of the 20 trading closing prices immediately preceding such conversion, discounted by 50%. During December 2015, the Company issued 25,000,000 shares of common stock in payment of $212,500 of principal on this convertible debt. At both June 30, 2017 and December 31, 2016, $20,000 was owed in services fees, accrued interest was $98,954 and $88,795, and the outstanding convertible debt was $194,500 and $287,500, respectively.

During the year ended December 31, 2014, the Company issued $173,500 of convertible notes. The convertible notes carry interest at 10% per annum and are due 24 months from the date of issuance, June 2016 through September 2016. The note holders had the option to convert into shares of the Company’s common stock after 180 days at 50% of the market price. During April and May of 2015, the Company issued 14,660,440 shares of common stock upon conversion of $173,500 of principal amount outstanding under these convertible notes. At June 30, 2017 and December 31, 2016, the remaining accrued interest on the convertible notes was $12,027 and $12,027, respectively.

During December 2015, the Company issued a convertible note in the amount of $175,000. The convertible note was due in one year and is currently in default, and contains a prepayment penalty of $25,000. The holder has the option to convert any balance of principal into common stock of the Company. The rate of conversion for the note is calculated as the lowest of the 10 trading closing prices immediately preceding such conversion, discounted by 32.5%. During December 2016, the Company issued 12,000,000 shares of common stock upon conversion of $13,770 of principal amount outstanding under this convertible note. During June 2017, the Company issued 70,119,900 shares of common stock upon conversion of $48,436 of principal amount outstanding under this convertible note. The remaining balance due at June 30, 2017 and December 31, 2016 was $112,794 and $161,730, respectively.

During June 2016, the Company sold a convertible note in the principal amount of $121,325. The convertible note is due in one year and contains an original issue discount in the amount of $15,825. The holder has the option to convert any balance of principal into common stock of the Company after the initial 180 days. The rate of conversion for this note is calculated as the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 50%. During April and June 2017, the Company issued 62,498,139 shares of common stock upon conversion of $63,427 of principal amount outstanding under this convertible note. The remaining balance due at June 30, 2017 and December 31, 2016 was $0 and $73,989, respectively. Interest accrues at 12% per annum and is paid daily.

During September 2016, the Company sold a convertible note in the principal amount of $63,825. The convertible note is due in one year and contains an original issue discount in the amount of $13,825. The holder has the option to convert any balance of principal into common stock of the Company after the initial 180 days. The rate of conversion for this note is calculated as the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 50%. The remaining balance due at June 30, 2017 and December 31, 2016 was $44,671 and $53,481, respectively. Interest accrues at 12% per annum and is paid daily.

During April 2017, the Company sold Carebourn a Convertible Promissory Note in the principal amount of $135,575 (the “April 2017 Carebourn Convertible Note”), pursuant to a Securities Purchase Agreement, dated April 17, 2017. The April 2017 Carebourn Convertible Note bears interest at the rate of 12% per annum (22% upon an event of default) and is due and payable on April 17, 2018. The conversion price of the April 2017 Carebourn Convertible Note is the average of the the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 50%. The April 2017 Carebourn Convertible Note had an original issue discount of $27,075. In addition, the Company paid $8,500 of Carebourn’s expenses and attorney fees in connection with the sale of the note, which were included in the principal amount of the note. The remaining balance due at June 30, 2017 was $125,726. The accrued interest on the note was $0 at June 30, 2017.

During April 2017, pursuant to a Note Purchase Agreement, the Company sold a 10% Convertible Debenture in the principal amount of $32,500 (which included a $5,000 original issue discount) to Sojourn Investments, LP (“Sojourn” and the “Sojourn Debenture”). The principal amount of the debenture accrues at 10% per annum until paid or converted into common stock (18% upon the occurrence of an event of default). The Sojourn Debenture has a maturity date of January 12, 2018, provided the debenture can be repaid at any time, provided that if repaid more than 30 days after the issuance date, the Company is required to pay 130% of the principal amount of the debenture, together with accrued interest. The remaining balance due at June 30, 2017 was $32,500. The accrued interest on the note was $703 at June 30, 2017.

During May 2017, the Company sold a convertible note in the principal amount of $35,000. The convertible note is due in one year and contains an original issue discount in the amount of $3,000. The holder has the option to convert any balance of principal into common stock of the Company after the initial 180 days. The rate of conversion for this note is calculated as the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 35%. The remaining balance due at June 30, 2017 was $35,000. Interest accrues at 12% per annum and is paid daily. The accrued interest on the note was $337 at June 30, 2017.

During May 2017, the Company sold a convertible note in the principal amount of $100,000. The convertible note is due in one year and contains an original issue discount in the amount of $9,500. The holder has the option to convert any balance of principal into common stock of the Company after the initial 180 days. The rate of conversion for this note is calculated as the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 45%. The remaining balance due at June 30, 2017 was $100,000. Interest accrues at 12% per annum and is paid daily. The accrued interest on the note was $986 at June 30, 2017.

During June 2017, the Company sold a convertible note in the principal amount of $100,000. The convertible note is due in one year and contains an original issue discount in the amount of $11,083. The holder has the option to convert any balance of principal into common stock of the Company after the initial 180 days. The rate of conversion for this note is calculated as the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 42%. The remaining balance due at June 30, 2017 was $100,000. Interest accrues at 12% per annum and is paid daily.

Derivative Liability

On May 1, 2014, the Company secured $500,000 in the form of a convertible promissory note. The note bears interest at the rate of 8% per annum until it matures, or until there is an event of default. The note matured on May 1, 2015. The holder has the option to convert any balance of principal and interest into common stock of the Company. The rate of conversion for the note is calculated as the lowest of the 20 trading closing prices immediately preceding such conversion, discounted by 50%. A total of $194,500 remains outstanding as of June 30, 2017, and a total of $305,500 was converted into shares of common stock.

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

The initial fair values of the embedded debt derivatives of $500,842, $227,746, $322,660 and $108,458 were charged to current period operations as interest expenses. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	0.10% to 0.45%
(2) dividend yield of	0%;
(3) volatility factor of	248% to 435%;
(4) an expected life of the conversion feature of	365 days; and
(5) estimated fair value of the Company’s common stock of	$0.006 to $0.008 per share.

During the six months ended June 30, 2017, the Company recorded a gain on fair value of derivative of $70,599.

The following table represents the Company’s derivative liability activity for the six months ended June 30, 2017:

Balance at December 31, 2016	$1,525,135
Revaluation due to insufficient shares available for issuance	(561,447)
Valuation upon issuance of debts	1,621,854
Conversion	(478,991)
Change in derivative liability during the six months ended June 30, 2017	(912,423)
Balance June 30, 2017	$1,194,128

NOTE 5 DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents the components of the Company’s derivative financial instruments associated with convertible promissory notes (See Note 4) which have no observable market data and are derived using the Black-Scholes option pricing model measured at fair value on a recurring basis, using Level 1 and 3 inputs to the fair value hierarchy, at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Embedded conversion features	$1,194,128	$963,688
Insufficient shares	—	561,447
Derivative liability	$1,194,128	$1,525,135

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

During the six months ended June 30, 2017, the Company had outstanding notes with embedded conversion features and the Company did not, at this date, have a sufficient number of authorized and available shares of common stock to settle the outstanding contracts which triggered the requirement to account for these instruments as derivative financial instruments until such time as the Company has sufficient authorized shares.

NOTE 6 LEASE COMMITMENTS

Laguna Beach Office

The Company is obligated under a commercial real estate lease agreement. The lease is for a term of 60 months which began February 1, 2016 and expires January 31, 2021. The lease calls for current monthly rental payments of $3,438.

Dallas Office

The Company was obligated under a commercial real estate sublease agreement. The sublease was for a term of seven months which began on August 1, 2016 and expired on February 28, 2017. The lease called for current monthly rental payments of $2,200.

Rental expense for the six months ended June 30, 2017 and 2016 was $21,318 and $25,023, respectively. Future minimum rental payments for the remaining terms are as follows:

Year Ending December 31,	Amount
2018 – remaining six months	$20,628
2019	41,256
2020	41,256
2021	3,438
Total	$106,578

NOTE 7 STOCKHOLDERS’ EQUITY

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

On February 9, 2017, the Company entered into an Advertising Services Agreement (the “Advertising Agreement”) with Cicero Consulting Group, LLC (“Cicero”), pursuant to which Cicero agreed to provide marketing and advertising services to the Company for a term of six months. In consideration for agreeing to provide those services the Company agreed to issue Cicero 32 million shares of common stock. The value of the 32,000,000 shares is $96,000. Due to the terms of the agreement, $80,000 has been recorded in the statement of operations for the six months ended June 30, 2017 and $16,000 remains as prepaid expense to be amortized through July 2017.

During the six months ended June 30, 2017, the Company issued 230,099,520 shares of common stock in settlement of $204,863 of principal indebtedness and recorded a net gain on conversion of $41,817.

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

NOTE 8    GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has had only limited revenues since inception. Since inception, it has incurred significant losses to date, and as of June 30, 2017, has an accumulated deficit of approximately $14,800,000 and has a working capital deficit of $2,099,816. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue its operations is uncertain and is dependent upon its ability to implement a business plan sufficient to generate positive cash flow and/or raise capital to fund its operations. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations in the normal course of business.

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

Both Mr. Luna and Mr. Hill subsequently terminated their services with the Company in October 2016, provided that the Company has determined not to enforce the cancellation provisions relating the Restricted Shares.

NOTE 11 SUBSEQUENT EVENTS

Effective on August 3, 2017, George J. Powell, III, our Chief Executive Officer, Interim Chief Financial Officer, Secretary and Director, and the holder of all 1,000 shares of our outstanding Series A Preferred Stock, which provide the holder thereof the power to vote on all stockholder matters (including, but not limited to at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to fifty-one percent (51%) of the total vote, executed a written consent in lieu of the 2017 annual meeting of stockholders (the “Majority Stockholder Consent”), approving the following matters:

●	the appointment of two members to the Company’s Board of Directors (Mr. Powell and Thomas H. Witthuhn);

●	the adoption of the Code Green Apparel Corp. 2017 Equity Incentive Plan;

●	The filing of a Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s capital stock to five billion (5,000,000,000) shares, consisting of four billion nine hundred ninety million (4,990,000,000) shares of common stock, $0.001 par value per share and ten million (10,000,000) shares of preferred stock, $0.001 par value per share, without affecting or modifying the Company’s previously designated shares of preferred stock in any way;

●	authority for our Board of Directors, without further stockholder approval, to effect a reverse stock split of all of the outstanding common stock of the Company, by the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada, in a ratio of between one-for-one hundred and one-for-one thousand, with the Company’s Board of Directors having the discretion as to whether or not the reverse split is to be effected, and with the exact exchange ratio of any reverse split to be set at a whole number within the above range as determined by the Board of Directors in its sole discretion, at any time before the earlier of (a) August 3, 2018; and (b) the date of the Company’s 2018 annual meeting of stockholders;

●	the appointment of Soles, Heyn & Company LLP as the Company’s independent registered public accounting firm;

●	an advisory vote on the frequency of an advisory vote on executive compensation; and

●	an advisory vote on executive compensation.

In accordance with Rule 14c-2 of the Exchange Act, the corporate actions will be effective no earlier than forty (40) days after the date notice of the internet availability of an Information Statement disclosing the Majority Stockholder Consent is first sent to stockholders, which we expect to be on or around approximately September 25, 2017.

From July 1, 2017 to the date of this filing, Auctus converted an additional $5,189 of the amount owed under certain convertible promissory note(s) held by Auctus into 72,650,000 shares of our common stock.

In July 2017, a note holder converted $5,878 of the amount owed under certain convertible promissory note(s) held by the note holder into 33,781,609 shares of our common stock.

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

In April 2017, the Company entered into a consulting agreement with a consultant, pursuant to which the consultant agreed to provide business consulting services to the company for a term of three months (extendable at the option of the parties), and the Company agreed to pay the consultant $25,000 per month in consideration for such services, with $25,000 due upon the parties’ entry into the agreement, $25,000 due in 15 days and $25,000 due in 30 days, which amounts were paid.

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

On April 17, 2017, we sold Carebourn a Convertible Promissory Note in the principal amount of $135,575 (the “April 2017 Carebourn Convertible Note”), pursuant to a Securities Purchase Agreement, dated April 17, 2017. The April 2017 Carebourn Convertible Note bears interest at the rate of 12% per annum (22% upon an event of default) and is due and payable on April 17, 2018. The April 2017 Carebourn Convertible Note had an original issue discount of $27,075. In addition, we paid $8,500 of Carebourn’s expenses and attorneys’ fees in connection with the sale of the note, which were included in the principal amount of the note.

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

Convertible Promissory Note with Power Up Lending Group Ltd.

On May 24, 2017, pursuant to a Securities Purchase Agreement dated May 22, 2017, we sold a 9% Convertible Promissory Note dated May 22, 2017, in the principal amount of $32,500, to Power Up Lending Group Ltd. (“Power Up” and the “Power Up Note”). The principal amount of the note accrues interest at 9% per annum until paid or converted into common stock (22% upon the occurrence of an event of default). The Power Up Note has a maturity date of February 28, 2018. We have the right to prepay the note prior to maturity, provided that we pay a prepayment penalty of between 15% and 40%, depending on the number of days that have elapsed from the date the note was sold, together with accrued interest. After the maturity date we have no right to repay the Power Up Note.

The Power Up Note is convertible into shares of our common stock beginning 180 days after the issuance date, at a conversion price equal to the greater of 65% of the average of the two lowest trading prices during the 20 trading days prior to the applicable conversion and $0.00006 per share.

In the event we fail to deliver the shares of common stock issuable upon conversion of the note within three business days of our receipt of a conversion notice, we are required to pay Power Up $2,000 per day for each day that we fail to deliver such shares, subject to certain exceptions.

At no time may the Power Up Note be converted into shares of our common stock if such conversion would result in Power Up and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock.

The Power Up Note provides for standard and customary events of default such as failing to timely make payments under the Power Up Note when due and the failure of the Company to timely comply with our Exchange Act reporting requirements. Additionally, upon the occurrence of certain defaults, as described in the Power Up Note, we are required to pay Power Up liquidated damages in addition to the amount owed under the Power Up Note.

We hope to repay the Power Up Note prior to any conversion. In the event that the Power Up Note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the Power Up Note is converted into common stock.

Convertible Note with JSJ Investments Inc.

On May 25, 2017, we sold a 10% Convertible Promissory Note to JSJ Investments Inc. (“JSJ” and the “JSJ Convertible Note”) in the amount of $100,000. The note included a $7,500 original issuance discount and we paid $2,000 of JSJ’s legal fees in connection with our entry into the note. Amounts owed under the JSJ Convertible Note accrue interest at the rate of 10% per annum (18% upon an event of default). The JSJ Convertible Note is payable by us on demand by JSJ at any time after February 25, 2018. We have the right to prepay the JSJ Convertible Note prior to the maturity date in the event we pay a prepayment penalty of between 30% to 45% of the principal then due, together with accrued interest, provided that the note can only be repaid if JSJ consents to such repayment.

The JSJ Convertible Note and all accrued interest is convertible at the option of the holder thereof into the Company’s common stock at any time. The conversion price of the JSJ Convertible Note is 55% (a 45% discount) of the lower of (a) the third lowest intra-day trading prices of the Company’s common stock during the 20 trading days prior to any conversion date of the note, and (b) the lowest intra-day trading price of the Company’s common stock during the 20 trading days prior to the entry into the note. In the event we do not issue the holder the shares due in connection with a conversion within three business days, we are required to pay the holder $2,000 per day until such shares are delivered. In the event certain defaults under the note occur, the conversion discount increases by 5%.

The JSJ Convertible Note contains standard and customary events of default, including in the event we fail to timely file any and all reports due with the SEC. Upon the occurrence of an event of default, we are required to pay JSJ liquidated damages in addition to the amount owed under the JSJ Convertible Note.

At no time may the JSJ Convertible Note be converted into shares of our common stock if such conversion would result in JSJ and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may be increased or decreased by JSJ upon not less than 61 days prior written notice to us.

We hope to repay the JSJ Convertible Note prior to any conversion. In the event that the JSJ Convertible Note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the JSJ Convertible Note is converted into common stock.

Convertible Promissory Note with Auctus Fund, LLC

On June 5, 2017, pursuant to a Securities Purchase Agreement, we sold a 10% Convertible Promissory Note in the principal amount of $150,000 to Auctus Fund, LLC (“Auctus” and the “Auctus Convertible Note”). The principal amount of the note accrues at 10% per annum until paid or converted into common stock (24% upon the occurrence of an event of default). The Auctus Convertible Note has a maturity date of March 5, 2018. Auctus paid $100,000 of the purchase price of the note at the closing and agreed to pay $50,000 of the purchase price within forty five (45) days after the closing date, so long as an event of default under the note has not occurred. The note can be repaid at any time prior to the 180th day after the issuance date subject to prepayment penalties of between 35% and 50% of the principal amount of the note, together with accrued interest, depending on what is repaid.

At closing, we reimbursed Auctus’ legal expenses in the amount of $2,750 and paid $8,333 to Auctus to cover due diligence, monitoring, and other transaction costs incurred for services rendered by Auctus. An additional $4,167 in due diligence, monitoring, and other transaction costs are due in connection with the payment of the $50,000 portion of the purchase price.

The Auctus Convertible Note is convertible into shares of our common stock at any time, at a conversion price equal to 58% of the lowest trading price during the prior 20 trading days, subject to anti-dilution rights.

If we do not deliver common stock due upon a conversion of the note by DWAC, an additional 10% discount will apply for all future conversions under the note. If our common stock is “chilled” for deposit into the DTC system and only eligible for clearing deposit, an additional 15% discount will apply for all future conversions under the note while the “chill” is in effect. Additionally, if we cease to be a reporting company or if the note cannot be converted into free trading shares after 181 days from the closing date, an additional 30% discount will apply. Additionally, if we fail to maintain our status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.0005 at any time, the principal amount of the note is increased by $10,000. If an event of default under the note occurs after the sixth month anniversary of the closing date, the principal amount of the note increases by $15,000. If the note is not paid at maturity, the principal amount of the note increases by $15,000. If, we do not maintain or replenish the reserve of shares required under the note within three (3) business days of the request of Auctus, the principal amount of the note increases by $5,000 per occurrence.

In the event we fail to deliver the shares of common stock issuable upon conversion of the note within three business days of our receipt of a conversion notice, we are required to pay Auctus $1,000 per day for each day that we fail to deliver such shares.

At no time may the Auctus Convertible Note be converted into shares of our common stock if such conversion would result in Auctus and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock, subject to the right of Auctus to increase such percentage to 9.99% with 61 days prior notice.

The Auctus Convertible Note provides for standard and customary events of default such as failing to timely make payments under the Auctus Convertible Note when due and the failure of the Company to timely comply with our Exchange Act reporting requirements. Additionally, upon the occurrence of certain defaults, as described in the Auctus Convertible Note, we are required to pay Auctus liquidated damages in addition to the amount owed under the Auctus Convertible Note.

We also agreed pursuant to the Securities Purchase Agreement that until the sooner of the six month anniversary of the closing date or the payment of the note in full, or full conversion of the note, we would not, directly or indirectly, without Auctus’ prior written consent, which consent shall not be unreasonably withheld, undertake certain transactions, including solicit any offers for, respond to any unsolicited offers for, or conduct any negotiations with any other person or entity in respect of any variable rate debt transactions (i.e., transactions where the conversion or exercise price of the security issued by the Company varies based on the market price of the common stock) above $500,000 (per variable rate debt transaction).

We hope to repay the Auctus Convertible Note prior to any conversion. In the event that the Auctus Convertible Note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the Auctus Convertible Note is converted into common stock.

Written Consent in Lieu of Annual Meeting

Effective on August 3, 2017, George J. Powell, III, our Chief Executive Officer, Interim Chief Financial Officer, Secretary and Director, and the holder of all 1,000 shares of our outstanding Series A Preferred Stock, which provide the holder thereof the power to vote on all stockholder matters (including, but not limited to at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to fifty-one percent (51%) of the total vote, executed a written consent in lieu of the 2017 annual meeting of stockholders (the “Majority Stockholder Consent”), approving the following matters:

●	the appointment of two members to our Board of Directors (Mr. Powell and Thomas H. Witthuhn);

●	the adoption of the Code Green Apparel Corp. 2017 Equity Incentive Plan (described in greater detail below under “Part II – Other Information” – “Item 5. Other Information”;

●	the filing of a Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s capital stock to five billion (5,000,000,000) shares, consisting of four billion nine hundred ninety million (4,990,000,000) shares of common stock, $0.001 par value per share and ten million (10,000,000) shares of preferred stock, $0.001 par value per share, without affecting or modifying the Company’s previously designated shares of preferred stock in any way;

●	authority for our Board of Directors, without further stockholder approval, to effect a reverse stock split of all of the outstanding common stock of the Company, by the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada, in a ratio of between one-for-one hundred and one-for-one thousand, with the Company’s Board of Directors having the discretion as to whether or not the reverse split is to be effected, and with the exact exchange ratio of any reverse split to be set at a whole number within the above range as determined by the Board of Directors in its sole discretion, at any time before the earlier of (a) August 3, 2018; and (b) the date of the Company’s 2018 annual meeting of stockholders;

●	the appointment of Soles, Heyn & Company LLP as our independent registered public accounting firm;

●	an advisory vote on the frequency of an advisory vote on executive compensation; and

●	an advisory vote on executive compensation.

In accordance with Rule 14c-2 of the Exchange Act, the corporate actions will be effective no earlier than forty (40) days after the date notice of the internet availability of an Information Statement disclosing the Majority Stockholder Consent is first sent to stockholders, which we expect to be on or around approximately September 25, 2017.

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

Results of Operations

Three months ended June 30, 2017 versus the three months ended June 30, 2016

The following table presents the Company’s results of operations for the three months ended June 30, 2017 compared to the three months ended June 30, 2016:

	For the Three Months Ended June 30,
	2017	2016	$ Change	% Change
Revenue	$—	$10,141	(10,141)	(100%)
Cost of Goods Sold	—	(8,500)	8,500	100%

Gross Profit	—	1,641	(1,641)	(100%)

Operating Expenses
Selling, General and Administrative	332,577	226,390	106,187	47%

Total Operating Expenses	332,577	226,390	106,187	47%

Loss From Operations	(332,577)	(224,749)	(107,828)	(48%)

Other Income (Expense)
Gain on Conversion	19,060	—	19,060	100%
Change in Fair Value of Derivative	1,256,670	(747,718)	2,004,388	268%
Derivative Liability Gain (Expense) – Insufficient Shares	—	(651,677)	651,677	100%
Interest Expense	(1,327,981)	(19,952)	(1,308,029)	656%

Total Other Income (Expense)	(52,251)	(1,419,347)	1,367,096	96%

Net (Loss)	(384,828)	(1,644,096)	1,259,268	77%

Revenue and Gross Loss

During the three months ended June 30, 2017, the Company generated no revenues through the sale of goods and had no associated costs. The Company was unable to generate revenues due to the Company's lack of cash on hand, which made it impossible for the Company to purchase raw materials. During the three months ended June 30, 2016, the Company generated $10,141 in revenues through the sale of goods with associated costs of $8,500. The Company recognized a gross profit of $1,641 for the three months ended June 30, 2016.

Operating expenses

The Company incurred $332,577 in selling, general and administrative expenses for the three months ended June 30, 2017, a $106,187 increase from the $226,390 in selling, general and administrative expenses incurred during the three months ended June 30, 2016. This increase is directly related to increased professional fees and product development expenses.

During the three months ended June 30, 2017, the Company incurred $89,845 of consulting expenses, which are included under selling, general and administrative expenses. The Company incurred $74,600 of consulting expenses during the three months ended June 30, 2016. Consulting expenses relate to the development of products within the corporate logo wear industry made from sustainable textiles.

During the three months ended June 30, 2017, the Company incurred $84,665 of legal, accounting and professional expenses, which are included under selling, general and administrative expenses, which is a $33,375 increase from the $51,290 incurred during the three months ended June 30, 2016. Legal, accounting and professional expenses relate to the Company’s registration statement and other filings with the Securities and Exchange Commission. The main reason for the decrease in professional fees was the cost of the preparation of the Company’s Form S-1 registration statement during the prior period. Additionally, the Company did not have the resources in place to begin work on its required periodic reports during the three months ended June 30, 2017.

During the three months ended June 30, 2017, the Company incurred $70,938 of product development expenses, which are included under selling, general and administrative expenses, which is a $65,938 increase compared to the $45,000 incurred during the three months ended June 30, 2017. The product development costs relate to the development of products within the corporate logo wear industry made from sustainable textiles, and were higher in the current period as the Company was active in developing new products.

During the three months ended June 30, 2017, the Company recorded $48,000 of non-cash compensation related to the stock issuance to a consultant, which is included under selling, general and administrative expenses. During the three months ended June 30, 2016, the Company recorded $42,000 of non-cash compensation related to the stock issuance to a consultant.

Other income (expense)

During the three months ended June 30, 2017, the Company reported $1,327,981 of interest expense compared to $19,952 reported during the three months ended June 30, 2016. The interest expense relates to the promissory notes outstanding as described in greater detail in Notes 3 and 4 to the financial statements included herein.

During the three months ended June 30, 2017, the Company recognized a gain of $1,256,670 on change in fair value of derivative in connection with the valuation of the derivative liabilities (see Notes 4 and 5 of the financial statements included herein), compared to a loss on change in fair value of derivative of $747,718 for the three months ended June 30, 2016.

The Company recognized a $651,677 expense in connection with insufficient shares being available for the Company’s derivative liability for the three months ended June 30, 2016.

The Company had a $19,060 gain on the conversion of debt in connection with the conversion of amounts due under the terms of certain convertible promissory notes into shares of our common stock for the three months ended June 30, 2017.

Net income (loss)

The Company had a net loss for the three months ended June 30, 2017 of $384,828, a $1,259,268 decrease from the net loss of $1,644,096 incurred during the three months ended June 30, 2016. The decrease in net loss was primarily due to the reasons described above.

Six months ended June 30, 2017 versus the six months ended June 30, 2016

The following table presents the Company’s results of operations for the six months ended June 30, 2017 compared to the six months ended June 30, 2016:

	For the Six Months Ended June 30,
	2017	2016	$ Change	% Change

Revenue	$33,479	$28,378	5,101	18%
Cost of Goods Sold	(24,628)	(23,698)	(930)	(4%)

Gross Profit	8,851	4,680	4,171	89%

Operating Expenses
Selling, General and Administrative	421,652	601,686	(180,024)	(30%)

Total Operating Expenses	421,652	601,686	(180,024)	(30%)

Loss From Operations	(412,801)	(597,006)	(184,205)	31%

Other Income (Expense)
Gain on Conversion	41,817	—	41,817	100%
Change in Fair Value of Derivative	912,422	(593,704)	1,506,126	254%
Derivative Liability Gain (Expense) – Insufficient Shares	561,447	(905,980)	1,467,427	162%
Interest Expense	(1,377,164)	(31,919)	(1,345,245)	421%

Total Other Income (Expense)	138,522	(1,531,603)	1,670,125	109%

Net Income (Loss)	(274,279)	(2,128,609)	1,854,330	87%

Revenue and Gross Loss

During the six months ended June 30, 2017, the Company generated $33,479 in revenues through the sale of goods with associated costs of $24,628. The Company recognized a gross profit of $8,851 for the six months ended June 30, 2017. During the six months ended June 30, 2016, the Company generated $28,378 in revenues through the sale of goods with associated costs of $23,698. The Company recognized a gross profit of $4,680 for the six months ended June 30, 2016.

Operating expenses

The Company incurred $421,651 in selling, general and administrative expenses for the six months ended June 30, 2017, a $180,024 decrease from the $601,686 in selling, general and administrative expenses incurred during the six months ended June 30, 2016. This decrease is directly related to the limited cash resources which the Company had during the six months ending June 30, 2017. Selling, general and administrative expenses consist of expenses the Company incurs during day-to-day operations.

During the six months ended June 30, 2017, the Company incurred $90,645 of consulting expenses, which are included under selling, general and administrative expenses. The Company incurred $107,987 of consulting expenses during the six months ended June 30, 2016. Consulting expenses relate to the development of products within the corporate logo wear industry made from sustainable textiles.

During the six months ended June 30, 2017, the Company incurred $85,517 of legal, accounting and professional expenses, which are included under selling, general and administrative expenses, which is a $151,219 decrease from the $203,360 incurred during the six months ended June 30, 2016. Legal, accounting and professional expenses relate to the Company’s registration statement and other filings with the Securities and Exchange Commission. The main reason for the decrease in professional fees was the cost of the preparation of the Company’s Form S-1 registration statement during the prior period. Additionally, the Company did not have the resources in place to begin work on its required periodic reports during the six months ending June 30, 2017.

During the six months ended June 30, 2017, the Company incurred $71,594 of product development expenses, which are included under selling, general and administrative expenses, which is a $41,350 increase compared to the $30,244 incurred during the six months ended June 30, 2017. The product development costs relate to the development of products within the corporate logo wear industry made from sustainable textiles, and were higher in the current period as the Company was developing new products.

During the six months ended June 30, 2017, the Company incurred $28,476 of travel expenses, which are included under selling, general and administrative expenses, which is a $46,822 decrease from the $75,297 incurred during the six months ended June 30, 2016. Travel expenses relate to the efforts by management to meet with new customers and potential customers and vary from period-to-period. Over time the Company expects to see a leveling off of these costs; however, as the Company grows the Company anticipates these expenses increasing.

During the six months ended June 30, 2017, the Company recorded $110,000 of non-cash compensation related to the stock issuance to the Company’s COO and a consultant, which is included under selling, general and administrative expenses. During the six months ended June 30, 2016, the Company recorded $117,000 of non-cash compensation related to the stock issuance to the Company’s COO and a consultant.

Other income (expense)

During the six months ended June 30, 2017, the Company reported $1,377,164 of interest expense compared to $31,919 reported during the six months ended June 30, 2016. The interest expense relates to the promissory notes outstanding as described in greater detail in Notes 3 and 4 to the financial statements included herein.

During the six months ended June 30, 2017, the Company recognized income of $912,422 in connection with the change in fair value of derivative in connection with the valuation of the derivative liabilities (see Notes 4 and 5 of the financial statements included herein), compared to an expense of $593,704 in change in fair value of derivative for the six months ended June 30, 2016.

The Company recognized a $561,447 gain in connection with insufficient shares being available for the Company’s derivative liability for the six months ended June 30, 2017, compared to an expense of $905,980 in connection therewith for the six months ended June 30, 2016.

The Company had a $41,817 gain on the conversion of debt in connection with the conversion of amounts due under the terms of certain convertible promissory notes into shares of our common stock for the six months ended June 30, 2017.

Net income (loss)

The Company had a net loss for the six months ended June 30, 2017 of $274,279, a $1,854,330 increase from the net loss of $2,128,609 incurred during the six months ended June 30, 2016. The increase in net loss was primarily due to the reasons described above, mainly, the non-cash derivative liability gain.

Liquidity and Capital Resources

The Company had an accumulated deficit at June 30, 2017 of approximately $14.8 million. The Company had net loss of $274,279 during the six months ended June 30, 2017, had $16,000 of current assets as of June 30, 2017, consisting solely of prepaid expenses, had only $27,283 in total assets and has negative working capital of $2,099,816, as of June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plans to eliminate the going concern situation include, but are not limited to, raising additional capital through the issuance of debt and equity (including the sale of additional convertible securities, which will likely be convertible into common stock at a discount to the trading price of the Company’s common stock), and improved cash flow management. Failure to raise additional capital or improve its performance in the next 12 months may cause the Company to significantly curtail its business activities and expansion plans within the next twelve months. The Company may be unable to sell additional debt, convertible debt and/or equity on favorable terms, if at all, and the sale of any such securities may cause substantial dilution to existing shareholders. In the event the Company is unable to fund its operations and expenses and satisfy outstanding liabilities in the future, it may be forced to liquidate assets, cease filing reports with the SEC or seek bankruptcy protection.

The Company had no cash as of June 30, 2017, compared to $47 as of December 31, 2016.

We had $27,283 of total assets as of June 30, 2017, consisting solely of fixed assets, net of $11,283 and $16,000 of prepaid expenses.

We had total liabilities of $2,315,816 as of June 30, 2017, including current liabilities consisting of accounts payable and accrued expenses of $317,052, accrued interest on our convertible notes of $179,598, notes payable of $82,500, convertible notes, net of discount, of $342,538 and derivative liability of $1,194,128, and long-term liabilities consisting of notes payable, net of current portion, of $200,000.

Our outstanding promissory notes, convertible notes and derivative liability are described in greater detail in Notes 3, 4 and 5, to the financial statements attached herein and under “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Transactions”, above.

Cash Flows

	Six Months Ending June 30,
	2017	2016
Net cash used by operating activities	$(310,101)	$(347,339)
Net cash used by investing activities	$—	$13,928
Net cash provided by financing activities	$310,054	$345,956

Operating Activities

Net cash used by operating activities for the six months ended June 30, 2017 of $310,101 was mainly due to non-cash items including a derivative liability of $561,447, offset by $912,423 of gain on derivative revaluation and $126,000 of common stock issued for services.

Investing Activities

Net cash used by investing activities for the six months ended June 30, 2016 was solely due to the purchase of fixed assets of $13,928. We had no net cash used by investing activities for the six months ended June 30, 2017.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016, was from the sale of Series B Preferred Stock of $250,000 and $95,956 of proceeds from note payable sales, net of repayments. We had $310,054 of net cash provided by financing activities for the six months ended June 30, 2017 related to proceeds from notes payable, net of repayments.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of June 30, 2017, based on the evaluation of these disclosure controls and procedures, and in light of the reasons described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Management has identified the following control deficiencies that represent material weaknesses as of June 30, 2017:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has had only limited revenues since inception. The Company had an accumulated deficit at June 30, 2017 of approximately $14.5 million. The Company had net income of $11,478 during the six months ended June 30, 2017, had $16,000 of current assets as of June 30, 2017, consisting solely of prepaid expenses, had only $27,283 in total assets and has negative working capital of $1,802,776, as of June 30, 2017. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plans to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management. If we are unable to raise additional funding our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2017, the Company entered into an Advertising Services Agreement (the “Advertising Agreement”) with Cicero Consulting Group, LLC (“Cicero”), pursuant to which Cicero agreed to provide marketing and advertising services to the Company for a term of six months. In consideration for agreeing to provide those services we issued Cicero 32 million shares of common stock in April 2017.

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, and the rules and regulations promulgated thereunder in connection with the issuance described above since the foregoing issuance did not involve a public offering, the recipient was (a) an “accredited investor”, and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. With respect to the transaction described above, no general solicitation was made either by us or by any person acting on our behalf. The transaction was privately negotiated, and did not involve any kind of public solicitation. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

On April 7, 2017, we issued 21,481,481 shares of common stock to Anubis Capital Partners in connection with the conversion of debt.

From March 31, 2017 to June 30, 2017, Anubis Capital Partners converted $67,000 of the amount owed under certain convertible promissory note(s) held by Anubis Capital Partners into 77,481,481 shares of our common stock.

From March 31, 2017 to June 30, 2017, Carebourn converted $63,427 of the amount owed under certain convertible promissory note(s) held by Carebourn into 62,498,139 shares of our common stock.

From March 31, 2017 to June 30, 2017, Auctus converted $48,436 of the amount owed under certain convertible promissory note(s) held by Auctus into 70,119,900 shares of our common stock.

From July 1, 2017 to the date of this filing, Auctus converted an additional $5,189 of the amount owed under certain convertible promissory note(s) held by Auctus into 72,650,000 shares of our common stock.

In July 2017, a note holder converted $5,878 of the amount owed under certain convertible promissory note(s) held by the note holder into 33,781,609 shares of our common stock.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for the debt conversions described above, as the securities were exchanged by us with our existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

As described above under “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Transactions”, on April 12, 2017, we sold Sojourn the Sojourn Debenture, on April 17, 2017, we sold Carebourn the April 2017 Carebourn Convertible Note, on May 22, 2017 we sold Power Up, the Power Up Note, on May 25, 2017, we sold JSJ the JSJ Convertible Note, and on June 5, 2017, we sold Auctus, the Auctus Convertible Note. The notes and debenture are convertible into our common stock at a discount to the trading price of our common stock as described in greater detail above. We claim an exemption from registration for the issuance of such convertible securities pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (i) “accredited investors”; and/or (ii) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, and the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Use of Proceeds From Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective on August 13, 2017, our Board of Directors and George J. Powell, III, our Chief Executive Officer, Interim Chief Financial Officer, Secretary and Director, and the holder of all 1,000 shares of our outstanding Series A Preferred Stock, which provide the holder thereof the power to vote on all stockholder matters (including, but not limited to at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to fifty-one percent (51%) of the total vote, approved the adoption of the Code Green Apparel Corp. 2017 Equity Incentive Plan (the “Plan”). While the Plan went into effect on August 13, 2017, the approval of the Plan by Mr. Powell, in accordance with Rule 14c-2 of the Exchange Act, will be effective no earlier than forty (40) days after the date notice of the internet availability of an Information Statement disclosing such approval, and other items, is first sent to stockholders, which we expect to be on or around approximately September 25, 2017.

The material terms of the Plan are described below.

What is the purpose of the Plan?

The Plan is intended to secure for the Company the benefits arising from ownership of the Company’s common stock by the employees, officers, directors and consultants of the Company, all of whom are and will be responsible for the Company’s future growth. The Plan is designed to help attract and retain for the Company, qualified personnel for positions of exceptional responsibility, to reward employees, officers, directors and consultants for their services to the Company and to motivate such individuals through added incentives to further contribute to the success of the Company.

Who is eligible to participate in the Plan?

The Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to any limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential future contribution to the Company’s success, and such other factors as the Board of Directors in its discretion shall deem relevant. Incentive stock options granted under the Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). Nonqualified (non-statutory stock options) granted under the Plan are not intended to qualify as incentive stock options under the Code. See “Federal Income Tax Consequences” below for a discussion of the principal federal income tax consequences of awards under the Plan.

No incentive stock option may be granted under the Plan to any person who, at the time of the grant, owns (or is deemed to own) stock possessing more than 10% of the total combined voting power of our Company or any affiliate of our Company, unless the exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and the term of the option does not exceed five years from the date of grant.

Who will administer the Plan?

The Plan will be administered by the Board of Directors of the Company. The Board will have the exclusive right to interpret and construe the Plan, to select the eligible persons who shall receive an award, and to act in all matters pertaining to the grant of an award and the determination and interpretation of the provisions of the related award agreement, including, without limitation, the determination of the number of shares subject to stock options and the option period(s) and option price(s) thereof, the number of shares of restricted stock or shares subject to stock awards or performance shares subject to an award, the vesting periods (if any) and the form, terms, conditions and duration of each award, and any amendment thereof consistent with the provisions of the Plan.

How much common stock is subject to the Plan?

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the maximum aggregate number of shares of common stock which may be issued pursuant to awards under the Plan is 75,000,000 shares. Such shares of common stock will be made available from the authorized and unissued shares of the Company.

If shares of common stock subject to an option or performance award granted under the Plan expire or otherwise terminate without being exercised (or exercised in full), such shares will become available again for grants under the Plan. If shares of restricted stock awarded under the Plan are forfeited to us or repurchased by us, the number of shares forfeited or repurchased will again be available under the Plan. Where the exercise price of an option granted under the Plan is paid by means of the optionee’s surrender of previously owned shares of common stock, or our withholding of shares otherwise issuable upon exercise of the option as may be permitted under the Plan, only the net number of shares issued and which remain outstanding in connection with such exercise will be deemed “issued” and no longer available for issuance under the Plan.

Does the Company have any present plans to grant or issue securities pursuant to the Plan?

The Company cannot determine the amounts of awards that will be granted under the Plan or the benefits of any awards to the executive officers as a group, or employees who are not executive officers as a group. Under the terms of the Plan, the number of awards to be granted is within the discretion of the Board of Directors.

The Board of Directors may issue Options, shares of restricted stock or other awards under the Plan for such consideration as determined in their sole discretion, subject to applicable law.

What will be the exercise price, vesting terms and expiration date of options and awards under the Plan?

The Board of Directors, in its sole discretion, will determine the exercise price of any Options granted under the Plan which exercise price will be set forth in the agreement evidencing the Option, provided however that at no time will the exercise price be less than $0.001 par value per share of the Company’s common stock. Also, the exercise price of incentive stock options may not be less than the fair market value of the common stock subject to the option on the date of the grant and, in some cases (see “Who is eligible to participate in the Plan?” above), may not be less than 110% of such fair market value. The exercise price of non-statutory options also may not be less than the fair market value of the common stock on the date of grant. The exercise price of options granted under the Plan must be paid either in cash at the time the option is exercised or, at the discretion of our Board, (i) by delivery of already-owned shares of our common stock, (ii) pursuant to a deferred payment arrangement, (iii) pursuant to a net exercise arrangement, or (iv) pursuant to a cashless exercise as permitted under applicable rules and regulations of the Securities and Exchange Commission.

Options and other awards granted under the Plan may be exercisable in cumulative increments, or “vest,” as determined by our Board. Our Board has the power to accelerate the time as of which an option may vest or be exercised. Shares of restricted stock acquired under a restricted stock purchase or grant agreement may, but need not, be subject to forfeiture to us or other restrictions that will lapse in accordance with a vesting schedule to be determined by the Board of Directors. In the event a recipient’s employment or service with our Company terminates, any or all of the shares of common stock held by such recipient that have not vested as of the date of termination under the terms of the restricted stock agreement may be forfeited to our Company in accordance with such restricted stock agreement.

The expiration date of Options and other awards granted under the Plan will be determined by our Board of Directors. The maximum term of options and performance shares under the Plan is ten years, except that in certain cases the maximum term is five years.

What equitable adjustments will be made in the event of certain corporate transactions?

Upon the occurrence of:

(i)	the adoption of a plan of merger or consolidation of the Company with any other corporation or association as a result of which the holders of the voting capital stock of the Company as a group would receive less than 50% of the voting capital stock of the surviving or resulting corporation;

(ii)	the approval by the Board of Directors of an agreement providing for the sale or transfer (other than as security for obligations of the Company) of substantially all of the assets of the Company; or

(iii)	in the absence of a prior expression of approval by the Board of Directors, the acquisition of more than 20% of the Company’s voting capital stock by any person within the meaning of Rule 13d-3 under the Exchange Act (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company);

and unless otherwise provided in the award agreement with respect to a particular award, all outstanding stock options will become immediately exercisable in full, subject to any appropriate adjustments, and will remain exercisable for the remaining option period, regardless of any provision in the related award agreement limiting the ability to exercise such stock option or any portion thereof for any length of time. All outstanding performance shares with respect to which the applicable performance period has not been completed will be paid out as soon as practicable; and all outstanding shares of restricted stock with respect to which the restrictions have not lapsed will be deemed vested and all such restrictions will be deemed lapsed and the restriction period ended.

Additionally, after the merger of one or more corporations into the Company, any merger of the Company into another corporation, any consolidation of the Company and one or more corporations, or any other corporate reorganization of any form involving the Company as a party thereto and involving any exchange, conversion, adjustment or other modification of the outstanding shares of the common stock, each participant will, at no additional cost, be entitled, upon any exercise of such participant’s stock option, to receive, in lieu of the number of shares as to which such stock option will then be so exercised, the number and class of shares of stock or other securities or such other property to which such participant would have been entitled to pursuant to the terms of the agreement of merger or consolidation or reorganization, if at the time of such merger or consolidation or reorganization, such participant had been a holder of record of a number of shares of common stock equal to the number of shares as to which such stock option will then be so exercised.

What happens to options upon termination of employment or other relationships?

The incentive stock options will lapse and cease to be exercisable upon the termination of service of an employee or director as defined in the Plan, or within such period following a termination of service as will have been determined by the Board and set forth in the related award agreement; provided, further, that such period will not exceed the period of time ending on the date three (3) months following a termination of service. Non-incentive stock options are governed by the related award agreements.

Will adjustments be made for tax withholding?

To the extent provided by the terms of an option or other award, a participant may satisfy any federal, state or local tax withholding obligation relating to the exercise of such option, or award by a cash payment upon exercise, or in the discretion of our Board of Directors, by authorizing our Company to withhold a portion of the stock otherwise issuable to the participant, by delivering already-owned shares of our common stock or by a combination of these means.

Federal income tax consequences?

The following is a summary of the principal United States federal income tax consequences to the recipient and our Company with respect to participation in the Plan. This summary is not intended to be exhaustive, and does not discuss the income tax laws of any city, state or foreign jurisdiction in which a participant may reside.

Incentive Stock Options

There will be no federal income tax consequences to either us or the recipient upon the grant of an incentive stock option. Upon exercise of the option, the excess of the fair market value of the stock over the exercise price, or the “spread,” will be added to the alternative minimum tax base of the recipient unless a disqualifying disposition is made in the year of exercise. A disqualifying disposition is the sale of the stock prior to the expiration of two years from the date of grant and one year from the date of exercise. If the shares of common stock are disposed of in a disqualifying disposition, the recipient will realize taxable ordinary income in an amount equal to the spread at the time of exercise, and we will be entitled (subject to the requirement of reasonableness, the provisions of Section 162(m) of the Code and the satisfaction of a tax reporting obligation) to a federal income tax deduction equal to such amount. If the recipient sells the shares of common stock after the specified periods, the gain or loss on the sale of the shares will be long-term capital gain or loss and we will not be entitled to a federal income tax deduction.

Non-statutory Stock Options and Restricted Stock Awards

Non-statutory stock options and restricted stock awards granted under the Plan generally have the following federal income tax consequences.

There are no tax consequences to the participant or us by reason of the grant. Upon acquisition of the stock, the recipient will recognize taxable ordinary income equal to the excess, if any, of the stock’s fair market value on the acquisition date over the purchase price. However, to the extent the stock is subject to “a substantial risk of forfeiture” (as defined in Section 83 of the Code), the taxable event will be delayed until the forfeiture provision lapses unless the recipient elects to be taxed on receipt of the stock by making a Section 83(b) election within 30 days of receipt of the stock. If such election is not made, the recipient generally will recognize income as and when the forfeiture provision lapses, and the income recognized will be based on the fair market value of the stock on such future date. On that date, the recipient’s holding period for purposes of determining the long-term or short-term nature of any capital gain or loss recognized on a subsequent disposition of the stock will begin. If a recipient makes a Section 83(b) election, the recipient will recognize ordinary income equal to the difference between the stock’s fair market value and the purchase price, if any, as of the date of receipt and the holding period for purposes of characterizing as long-term or short-term any subsequent gain or loss will begin at the date of receipt.

With respect to employees, we are generally required to withhold from regular wages or supplemental wage payments an amount based on the ordinary income recognized. Subject to the requirement of reasonableness, the provisions of Section 162(m) of the Code and the satisfaction of a tax reporting obligation, we will generally be entitled to a business expense deduction equal to the taxable ordinary income realized by the participant.

Upon disposition of the stock, the recipient will recognize a capital gain or loss equal to the difference between the selling price and the sum of the amount paid for such stock plus any amount recognized as ordinary income with respect to the stock. Such gain or loss will be long-term or short-term depending on whether the stock has been held for more than one year.

Potential Limitation on Company Deductions

Section 162(m) of the Code denies a deduction to any publicly held corporation for compensation paid to certain senior executives of our Company (a “covered employee”) in a taxable year to the extent that compensation to such employees exceeds $1,000,000. It is possible that compensation attributable to awards, when combined with all other types of compensation received by a covered employee from our company, may cause this limitation to be exceeded in any particular year.

Certain kinds of compensation, including qualified “performance-based compensation,” are disregarded for purposes of the deduction limitation. In accordance with Treasury Regulations issued under Section 162(m), compensation attributable to stock options will qualify as performance-based compensation if the award is granted by a committee solely comprising “outside directors” and, among other things, the plan contains a per-employee limitation on the number of shares for which such awards may be granted during a specified period, the per-employee limitation is approved by the stockholders, and the exercise price of the award is no less than the fair market value of the stock on the date of grant. Awards to purchase restricted stock under the Plan will not qualify as performance-based compensation under the Treasury Regulations issued under Section 162(m).

May awards under the Plan be modified after they are granted?

Yes. The Board may reprice any stock option without the approval of the stockholders of the Company. For this purpose, “reprice” means (i) any of the following or any other action that has the same effect: (A) lowering the exercise price of a stock option after it is granted, (B) any other action that is treated as a repricing under U.S. generally accepted accounting principles (“GAAP”), or (C) cancelling a stock option at a time when its exercise price exceeds the fair market value of the underlying common stock, in exchange for another stock option, restricted stock or other equity, unless the cancellation and exchange occurs in connection with a merger, acquisition, spin-off or other similar corporate transaction; and (ii) any other action that is considered to be a repricing under formal or informal guidance issued by an exchange or market on which the Company’s common stock then trades or is quoted. In addition to, and without limiting the above, the Board may permit the voluntary surrender of all or a portion of any stock option granted under the Plan to be conditioned upon the granting to the participant of a new stock option for the same or a different number of shares of common stock as the stock option surrendered, or may require such voluntary surrender as a condition precedent to a grant of a new stock option to such participant. Subject to the provisions of the Plan, such new stock option will be exercisable at such option price, during such option period and on such other terms and conditions as are specified by the Board at the time the new stock option is granted. Upon surrender, the stock options surrendered will be canceled and the shares of common stock previously subject to them will be available for the grant of other stock options.

May the Plan be modified, amended or terminated?

The Board of Directors may adopt, establish, amend and rescind such rules, regulations and procedures as it may deem appropriate for the proper administration of the Plan, make all other determinations which are, in the Board’s judgment, necessary or desirable for the proper administration of the Plan, amend the Plan or a stock award as provided in Article XI of the Plan, and/or terminate or suspend the Plan as provided in Article XI thereof. Our Board of Directors may also amend the Plan at any time, and from time to time. However, except as relates to adjustments upon changes in common stock, no amendment will be effective unless approved by our stockholders to the extent stockholder approval is necessary to preserve incentive stock option treatment for federal income tax purposes. Our Board of Directors may submit any other amendment to the Plan for stockholder approval if it concludes that stockholder approval is otherwise advisable.

Unless sooner terminated, the Plan will terminate ten years from the date of its adoption by our Board, i.e., in August 2027.

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

Code Green Apparel Corp.

Date: August 25, 2017	By:	/s/ George J. Powell, III
George J. Powell, III
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial/Accounting Officer)

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date/Period End Date	File Number
2.1+	Asset Purchase Agreement by and between Code Green Apparel Corp., as purchaser and 10Star LLC, as seller, dated June 23, 2016		8-K	2.1	7/13/2016	333-206089
3.1	Articles and Restated By-Laws		S-1	3.1	8/4/15	333-206089
3.2	Certificate of Designation of Series B Convertible Preferred Stock		S-1/A	99.3	1/29/16	333-206089
3.3	Certificate of Amendment to the Articles of Incorporation of Code Green Apparel Corp. (increasing the authorized capitalization to 2,000,000,000 shares, representing 1,990,000,000 shares of common stock and 10,000,000 shares of preferred stock), as filed with the Secretary of State of Nevada on April 13, 2017		8-K	3.1	4/14/17	333-206089
10.1	Form of Investor Subscription Agreement		S-1/A	10.2	11/13/15	333-206089
10.2	Employment Agreement with George J. Powell, III***		S-1/A	99.2	11/13/15	333-206089
10.3	Investor Subscription Agreement for Series B Convertible Preferred Stock		S-1/A	99.4	1/29/16	333-206089
10.4	Exchange Agreement dated December 7, 2015 between the Company and Dr. Eric H. Scheffey		S-1/A	99.5	1/29/16	333-206089
10.5	$150,000 Convertible Promissory Note dated December 3, 2015 between the Company and Beaufort Capital Partners, LLC		S-1/A	10.5	4/11/16	333-206089
10.6	Promissory Note by Code Green Apparel Corp., in favor of 10Star LLC ($200,000)		8-K	10.1	7/13/2016	333-206089
10.7	Form of Executive Employment Agreement***		8-K	10.2	7/13/2016	333-206089
10.8	Form of Restricted Stock Agreement***		8-K	10.3	7/13/2016	333-206089
10.9	June 15, 2016 Securities Purchase Agreement with Carebourn Capital, L.P.		10-Q	10.4	6/30/16	333-206089
10.10	$121,325 Convertible Promissory Note owed to Carebourn Capital, L.P.		10-Q	10.5	6/30/16	333-206089
10.11	$75,000 Promissory Note dated July 23, 2016		10-Q	10.6	9/30/16	333-206089
10.12	September 23, 2016 Securities Purchase Agreement with Carebourn Capital, L.P.		10-Q	10.7	9/30/16	333-206089
10.13	September 23, 2016 $63,825 Convertible Promissory Note owed to Carebourn Capital, L.P.		10-Q	10.8	9/30/16	333-206089
10.14	Note Purchase Agreement dated April 12, 2017, by and between Code Green Apparel Corp. and Sojourn Investments, LP		8-K	10.1	4/26/17	000-53434
10.15	10% Convertible Debenture dated April 12, 2017, by Code Green Apparel Corp. in favor of Sojourn Investments, LP		8-K	10.2	4/26/17	000-53434

10.16	Securities Purchase Agreement dated April 17, 2017, by and between Code Green Apparel Corp. and Carebourn Capital, L.P.		8-K	10.3	4/26/17	000-53434
10.17	$135,575 Convertible Promissory Note dated April 17, 2017, by Code Green Apparel Corp. in favor of Carebourn Capital, L.P.		8-K	10.4	4/26/17	000-53434
10.18	Securities Purchase Agreement dated May 22, 2017, by and between Code Green Apparel Corp. and Power Up Lending Group Ltd.		8-K	10.1	6/16/17	000-53434
10.19	$35,000 Convertible Promissory Note dated May 22, 2017, by Code Green Apparel Corp. in favor of Power Up Lending Group Ltd.		8-K	10.2	6/16/17	000-53434
10.20	10% Convertible Promissory Note dated May 25, 2017, by Code Green Apparel Corp. in favor of JSJ Investment Inc.		8-K	10.3	6/16/17	000-53434
10.21	Securities Purchase Agreement dated June 5, 2017, by and between Code Green Apparel Corp. and Auctus Fund, LLC		8-K	10.4	6/16/17	000-53434
10.22	10% $150,000 Convertible Promissory Note dated June 5, 2017, by Code Green Apparel Corp. in favor of Auctus Fund, LLC		8-K	10.5	6/16/17	000-53434
10.23	Code Green Apparel Corp. 2017 Equity Incentive Plan	X
16.1	Letter From K. Brice Toussaint		8-K	16.1	8/22/16	333-206089
16.2	Letter From Patrick D. Heyn, CPA, P.A.		8-K	16.1	5/17/17	000-53434
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

