Form 10-Q
period 2017-09-30
CODE GREEN APPAREL CORP
filed 2018-01-12
CIK 1444403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2017

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

As of January 4, 2018, there were 1,266,215,455 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CODE GREEN APPAREL CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2017	December 31, 2016
ASSETS

CURRENT ASSETS

Cash	$32	$47
Accounts receivable, net	—	7,834
Inventory	—	22,831
TOTAL CURRENT ASSETS	32	30,712

Fixed assets, net	10,444	12,962

TOTAL ASSETS	$10,476	$43,674

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued expenses	$313,465	$341,615
Accrued interest	126,904	120,232
Notes payable, current	82,500	82,595
Convertible debt payable, net of discount of $434,670 and $19,811, respectively	503,118	556,388
Derivative liability	1,899,414	1,525,135

TOTAL CURRENT LIABILITIES	2,925,401	2,625,965

Notes payable, net of current portion	200,000	200,000

TOTAL LIABILITIES	3,125,401	2,825,965

STOCKHOLDERS’ DEFICIT

Series A Preferred Stock, par value $0.001 per share, Authorized – 1,000 shares, Issued and outstanding – 1,000 shares	1	1
Series B Preferred Stock, par value $0.001 per share, Authorized – 9,999,000 shares, Issued and outstanding – 65,000 shares	65	65
Common stock, par value $0.001 per share, Authorized – 4,990,000,000 shares, Issued and outstanding – 1,042,205,655 and 404,985,101 shares, respectively	1,042,205	404,985
Additional paid-in capital	11,577,661	11,352,697
Accumulated deficit	(15,734,857)	(14,540,039)

TOTAL STOCKHOLDERS’ DEFICIT	(3,114,925)	(2,782,291)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,476	$43,674

See notes to unaudited condensed financial statements.

CODE GREEN APPAREL CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

UNAUDITED

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

REVENUE	$10,785	$208,884	$44,264	$237,262
COST OF GOODS SOLD	(4,142)	(173,321)	(28,770)	(197,019)

GROSS PROFIT	6,643	35,563	15,494	40,243

OPERATING EXPENSES
Selling, general and administrative	108,921	148,477	530,573	750,163

TOTAL OPERATING EXPENSES	108,921	148,477	530,573	750,163

LOSS FROM OPERATIONS	(102,278)	(112,914)	(515,079)	(709,920)

OTHER INCOME (EXPENSE)
Gain on conversion of debt	17,799	—	59,616	—
Change in fair value of derivative	(105,990)	456,744	806,434	(136,960)
Derivative liability gain (expense) – insufficient shares	(260,681)	905,980	300,766	—
Interest expense	(469,389)	(34,607)	(1,846,555)	(66,526)

TOTAL OTHER INCOME (EXPENSE)	(818,261)	1,328,117	(679,739)	(203,486)

INCOME (LOSS) BEFORE INCOME TAXES	(920,539)	1,215,203	(1,194,818)	(913,406)

Income tax expense	—	—	—	—

NET INCOME (LOSS)	(920,539)	1,215,203	(1,194,818)	(913,406)

Discount attributable to beneficial conversion privilege of preferred stock	—	—	—	(250,000)

Income (Loss) applicable to common stock	$(920,539)	$1,215,203	$(1,194,818)	$(1,163,406)

NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share	$0.00	$0.00	$0.00	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	804,611,295	330,671,531	589,721,295	375,114,245

See notes to unaudited condensed financial statements.

CODE GREEN APPAREL CORP.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

UNAUDITED

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2016	1,000	$1	65,000	$65	404,985,101	$404,985	$11,352,697	$(14,540,039)	$(2,782,291)

Issuance of shares for services	—	—	—	—	42,000,000	42,000	84,000	—	126,000

Issuance of shares for conversion of convertible debt	—	—	—	—	595,220,554	595,220	140,964	—	736,184

Net loss	—	—	—	—	—	—	—	(1,194,818)	(1,194,818)

Balance, September 30, 2017	1,000	$1	65,000	$65	1,042,205,655	$1,042,205	$11,577,661	$(15,734,857)	$(3,114,925)

See notes to unaudited condensed financial statements.

CODE GREEN APPAREL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

UNAUDITED

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,194,818)	$(913,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative liability - initial valuation	1,384,997	—
(Gain) loss on derivative revaluation	(806,434)	136,960
Derivative liability gain - insufficient shares	(300,766)	—
Gain on conversion of debt	(59,616)	—
Depreciation	2,518	2,307
Amortization	—	30,000
Common stock issued for services	126,000	117,000
Amortization of debt discount	59,939	33,371
Amortization of debt discount due to beneficial conversion feature	276,602	—
Changes in operating assets and liabilities:
Accounts receivable	7,834	(128,323)
Inventory	22,831	129,772
Prepaid expenses	—	33,387
Accounts payable and accrued expenses	(28,150)	71,819
Accrued interest	100,412	22,691

NET CASH USED IN OPERATING ACTIVITIES	(408,651)	(464,422)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(14,534)

NET CASH USED IN INVESTING ACTIVITIES	—	(14,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of Series B Preferred Stock	—	250,000
Proceeds from notes payable	574,750	202,223
Repayments on notes payable	(166,114)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	408,636	452,223

NET DECREASE IN CASH	(15)	(26,733)

CASH AT THE BEGINNING OF THE PERIOD	47	32,205

CASH AT THE END OF THE PERIOD	$32	$5,472

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$19,603	$11,114
Taxes paid	$—	$—
Noncash transactions:
Issuance of shares upon debt conversion	$736,184	$—

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

Going Concern

The Company has generated only limited revenues from operations since inception. Since inception, it has incurred significant losses to date, and as of September 30, 2017, has a working capital deficit of approximately $3,000,000, and an accumulated deficit of approximately $15,700,000. The Company’s ability to continue its operations is uncertain and is dependent upon its ability to implement a business plan sufficient to generate a positive cash flow and/or raise capital to fund its operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At September 30, 2017, and December 31, 2016, the Company did not have any cash equivalents.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company periodically reviews its inventories for indications of slow movement and obsolescence and records an allowance when it is deemed necessary. There was no inventory at September 30, 2017.

Revenue Recognition

The Company recognizes gross sales when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collection is reasonably assured. It recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”).

Stock Based Compensation

The Company from time to time issues shares of common stock for services. These issuances have been valued based upon the quoted market price of the shares.

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at September 30, 2017 and December 31, 2016, do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

The Company has determined that certain outstanding convertible debt instruments include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock (“ASC 815-40”). Certain of the convertible debentures have a variable exercise price, thus are convertible into an indeterminate number of shares for which we cannot determine if we have sufficient authorized shares to settle the transaction with. Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period. Any change in fair value during the period recorded in earnings as “Other income (expense) - gain (loss) on change in derivative liabilities.”

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability – December 31, 2016	$1,525,135	$—	$—	$1,525,135
Derivative liability – September 30, 2017	$1,899,414	$—	$—	$1,899,414

Balance at December 31, 2016				$1,525,135
Revaluation of derivative arising from insufficient shares available for issuance				(300,766)
New embedded derivatives issued with indebtedness				2,048,072
Conversion				(566,593)
Change in derivative liability during the nine months ended September 30, 2017				(806,434)
Balance September 30, 2017				$1,899,414

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Any anti-dilutive effects on net income (loss) per share are excluded. The Company has 16,724,126,399 potentially dilutive securities outstanding as of September 30, 2017.

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

NOTE 2 FIXED ASSETS, NET

Fixed assets consist of the following equipment:

	September 30, 2017	December 31, 2016

Computer equipment	$16,783	$16,783
	16,783	16,783
Less accumulated depreciation	(6,339)	(3,821)
Total	$10,444	$12,962

The aggregate depreciation charge to operations was $2,518 and $2,307 for the nine months ended September 30, 2017 and 2016, respectively. The depreciation policies followed by the Company are described in Note 1.

NOTE 3 NOTES PAYABLE

During June 2016, the Company issued a $200,000 promissory note in connection with the Asset Purchase Agreement, see Note 9. The note carries interest at 10% per annum and is due June 23, 2018. Total outstanding debt was $200,000 at both September 30, 2017 and December 31, 2016. The accrued interest on the note was $25,425 and $10,466 at September 30, 2017 and December 31, 2016, respectively.

During July 2016, the Company issued a promissory note in the amount of $82,500. The note is currently in default. The note contains an original issue discount in the amount of $7,500. The remaining balance due at September 30, 2017 and December 31, 2016 was $82,500 and $82,500, respectively. The accrued interest on the note was $60,899 and $8,945 at September 30, 2017 and December 31, 2016, respectively.

During September 2016, the Company issued a promissory note in the amount of $10,000. The note is due in six months. The note contains an original issue discount in the amount of $650. The remaining balance due at September 30, 2017 and December 31, 2016 was $0 and $95, respectively. Interest accrues at 12% and is paid daily. The accrued interest on the note was $0 and $0 at September 30, 2017 and December 31, 2016, respectively. The balance of this note was paid in February 2017.

During January 2017, the Company issued a promissory note in the amount of $20,000. The note was due February 15, 2017. The note requires an interest payment of $5,000 upon repayment. The remaining balance due at September 30, 2017 and December 31, 2016 was $0 and $0, respectively. The accrued interest on the note was $0 and $0 at September 30, 2017 and December 31, 2016, respectively. The balance of this note and accrued interest was paid in April 2017.

NOTE 4 CONVERTIBLE NOTES

On May 1, 2014, the Company entered into an agreement with Anubis Capital Partners, a business advisor. The agreement calls for monthly payments of $2,500 in service fees along with the issuance of a $500,000 fully earned convertible debt that accrues interest at 8% per annum. The holder has the option to convert any balance of principal and interest into common stock of the Company. The rate of conversion for the note is calculated as the lowest of the 20 trading closing prices immediately preceding such conversion, discounted by 50%. During December 2015, the Company issued 25,000,000 shares of common stock in payment of $212,500 of principal on this convertible debt. On June 29, 2017, Anubis Capital Partners sold $100,000 of the principal due under this note to an unrelated party. As a result, the Company issued a replacement note with the same terms to the new holder. At September 30, 2017 and December 31, 2016, $20,000 was owed in services fees, accrued interest was $11,337 and $88,795, and the outstanding convertible debt was $187,500 and $287,500, respectively.

During the year ended December 31, 2014, the Company issued $173,500 of convertible notes. The convertible notes carry interest at 10% per annum and are due 24 months from the date of issuance, June 2016 through September 2016. The note holders had the option to convert into shares of the Company’s common stock after 180 days at 50% of the market price. During April and May of 2015, the Company issued 14,660,440 shares of common stock upon conversion of $173,500 of principal amount outstanding under these convertible notes. At September 30, 2017 and December 31, 2016, the remaining accrued interest on the convertible notes was $12,027 and $12,027, respectively.

During December 2015, the Company issued a one-year convertible note in the amount of $175,000. The convertible note is currently in default, and contains a prepayment penalty of $25,000. The holder has the option to convert any balance of principal into common stock of the Company. The rate of conversion for the note is calculated as the lowest of the 10 trading closing prices immediately preceding such conversion, discounted by 32.5%. During December 2016, the Company issued 12,000,000 shares of common stock upon conversion of $13,770 of principal amount outstanding under this convertible note. During May 2017, the original note holder sold the note to an unrelated party. As a result, the Company issued a replacement note with the same terms to the new holder. During June 2017, the Company issued 70,119,900 shares of common stock upon conversion of $48,436 of principal amount outstanding under this convertible note. During July 2017, the Company issued 35,450,000 shares of common stock upon conversion of $3,403 of principal amount outstanding under this convertible note. During August 2017, the Company issued 76,200,000 shares of common stock upon conversion of $3,658 of principal amount outstanding under this convertible note. During September 2017, the Company issued 133,517,700 shares of common stock upon conversion of $6,409 of principal amount outstanding under this convertible note. The remaining balance due at September 30, 2017 and December 31, 2016 was $100,517 and $161,730, respectively. At September 30, 2017 and December 31, 2016, the remaining accrued interest on the convertible note was $3,532 and $0, respectively.

During June 2016, the Company sold a convertible note in the principal amount of $121,325. The convertible note was due in one year and contains an original issue discount in the amount of $15,825. The holder has the option to convert any balance of principal into common stock of the Company after the initial 180 days. The rate of conversion for this note is calculated as the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 50%. During April and June 2017, the Company issued 62,498,139 shares of common stock upon conversion of $63,427 of principal amount outstanding under this convertible note. The remaining balance due at September 30, 2017 and December 31, 2016 was $0 and $73,989, respectively. Interest accrues at 12% per annum and is paid daily.

During September 2016, the Company sold a one-year convertible note in the principal amount of $63,825. The convertible note is currently in default and contains an original issue discount in the amount of $13,825. The holder has the option to convert any balance of principal into common stock of the Company after the initial 180 days. The rate of conversion for this note is calculated as the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 50%. The remaining balance due at September 30, 2017 and December 31, 2016 was $13,030 and $53,481, respectively. Interest accrues at 12% per annum and is paid daily.

During April 2017, the Company sold Carebourn a Convertible Promissory Note in the principal amount of $135,575 (the “April 2017 Carebourn Convertible Note”), pursuant to a Securities Purchase Agreement, dated April 17, 2017. The April 2017 Carebourn Convertible Note bears interest at the rate of 12% per annum (22% upon an event of default) and is due and payable on April 17, 2018. The conversion price of the April 2017 Carebourn Convertible Note is the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 50%. The April 2017 Carebourn Convertible Note had an original issue discount of $27,075. In addition, the Company paid $8,500 of Carebourn’s expenses and attorney fees in connection with the sale of the note, which were included in the principal amount of the note. The remaining balance due at September 30, 2017 was $55,117. Interest accrues at 12% per annum and is paid daily.

During April 2017, pursuant to a Note Purchase Agreement, the Company sold a 10% Convertible Debenture in the principal amount of $32,500 (which included a $5,000 original issue discount) to Sojourn Investments, LP (“Sojourn” and the “Sojourn Debenture”). The principal amount of the debenture accrues at 10% per annum until paid or converted into common stock (18% upon the occurrence of an event of default). The rate of conversion for the note is calculated as the lowest of the 20 trading closing prices immediately preceding such conversion, discounted by 42%. The Sojourn Debenture has a maturity date of January 12, 2018, provided the debenture can be repaid at any time, provided that if repaid more than 30 days after the issuance date, the Company is required to pay 130% of the principal amount of the debenture, together with accrued interest. The remaining balance due at September 30, 2017 was $32,500. The accrued interest on the note was $1,523 at September 30, 2017.

During May 2017, the Company sold a one-year convertible note in the principal amount of $35,000. The convertible note contains an original issue discount in the amount of $3,000. The holder has the option to convert any balance of principal into common stock of the Company after the initial 180 days. The rate of conversion for this note is calculated as the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 35%. The note was repaid in full in June 2017. The remaining balance due at September 30, 2017 was $0. Interest accrues at 12% per annum and is paid daily. The accrued interest on the note was $0 at September 30, 2017.

During May 2017, the Company sold a one-year convertible note in the principal amount of $100,000. The convertible note contains an original issue discount in the amount of $9,500. The holder has the option to convert any balance of principal into common stock of the Company after the initial 180 days. The rate of conversion for this note is calculated as the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 45%. The remaining balance due at September 30, 2017 was $100,000. Interest accrues at 10% per annum. The accrued interest on the note was $3,507 at September 30, 2017.

During June 2017, the Company sold a one-year convertible note in the principal amount of $100,000. The convertible note contains an original issue discount in the amount of $11,083. The holder funded an additional $50,000 in August 2017, with an original discount of $4,167. The total purchase price of the note is $150,000 with an original discount of $15,250. The holder has the option to convert any balance of principal into common stock of the Company after 180 days from the date of funding. The rate of conversion for this note is calculated as the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 42%. The remaining balance due at September 30, 2017 was $150,000. Interest accrues at 10% per annum. The accrued interest on the note was $2,458 at September 30, 2017.

On June 29, 2017, the Company issued a replacement note in the amount of $100,000, related to the Anubis Capital Partners note dated May 1, 2014. The replacement note accrues interest at 8% per annum. The holder has the option to convert any balance of principal and interest into common stock of the Company. The rate of conversion for the note is calculated as the lowest of the 20 trading closing prices immediately preceding such conversion, discounted by 58%. During July 2017, the Company issued 33,781,609 shares of common stock in payment of $5,878 of principal on this convertible debt. During September 2017, the Company issued 86,171,725 shares of common stock in payment of $4,998 of principal on this convertible debt. At September 30, 2017 and December 31, 2016, accrued interest was $1,916 and $0, and the outstanding convertible debt was $89,124 and $0, respectively.

On June 29, 2017, the Company sold three one-year convertible notes in the principal amount of $210,000. The convertible notes contain an original issue discount in the amount of $20,000. The funds were received July 3, 2017. The holder has the option to convert any balance of principal into common stock of the Company after the initial 180 days. The rate of conversion for this note is calculated as the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 42%. The remaining balance due at September 30, 2017 was $210,000. Interest accrues at 8% per annum. The accrued interest on the note was $4,281 at September 30, 2017.

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

On June 15, 2016, the Company secured $121,325 in the form of a convertible promissory note. The note bears interest at 12% per annum. The note matured on June 15, 2017. The holder has the option to convert any balance of principal into common stock of the Company after the initial 180 days. The rate of conversion for this note is calculated as the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 50%.

On September 23, 2016, the Company secured $63,825 in the form of a convertible promissory note. The note bears interest at 12% per annum. The note matured on September 23, 2017. The holder has the option to convert any balance of principal into common stock of the Company after the initial 180 days. The rate of conversion for this note is calculated as the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 50%.

During April 2017, the Company sold Carebourn a Convertible Promissory Note in the principal amount of $135,575 (the “April 2017 Carebourn Convertible Note”), pursuant to a Securities Purchase Agreement, dated April 17, 2017. The April 2017 Carebourn Convertible Note bears interest at the rate of 12% per annum (22% upon an event of default) and is due and payable on April 17, 2018. The conversion price of the April 2017 Carebourn Convertible Note is the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 50%. The April 2017 Carebourn Convertible Note had an original issue discount of $27,075. In addition, the Company paid $8,500 of Carebourn’s expenses and attorney fees in connection with the sale of the note, which were included in the principal amount of the note. Interest accrues at 12% per annum and is paid daily.

During April 2017, pursuant to a Note Purchase Agreement, the Company sold a 10% Convertible Debenture in the principal amount of $32,500 (which included a $5,000 original issue discount) to Sojourn (the “Sojourn Debenture”). The principal amount of the debenture accrues at 10% per annum until paid or converted into common stock (18% upon the occurrence of an event of default). The rate of conversion for the note is calculated as the lowest of the 20 trading closing prices immediately preceding such conversion, discounted by 42%. The Sojourn Debenture has a maturity date of January 12, 2018, provided the debenture can be repaid at any time, provided that if repaid more than 30 days after the issuance date, the Company is required to pay 130% of the principal amount of the debenture, together with accrued interest.

During May 2017, the Company sold a convertible note in the principal amount of $100,000. The convertible note is due in one year and contains an original issue discount in the amount of $9,500. The holder has the option to convert any balance of principal into common stock of the Company after the initial 180 days. The rate of conversion for this note is calculated as the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 45%. Interest accrues at 10% per annum.

During June 2017, the Company sold a convertible note in the principal amount of $100,000. The convertible note is due in one year and contains an original issue discount in the amount of $11,083. The holder funded an additional $50,000 in August with an original discount of $4,167. The total purchase price of the note is $150,000 with an original discount of $15,250. The holder has the option to convert any balance of principal into common stock of the Company after the initial 180 days. The rate of conversion for this note is calculated as the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 42%. Interest accrues at 10% per annum.

On June 29, 2017, the Company issued a replacement note in the amount of $100,000, related to the Anubis Capital Partners note dated May 1, 2014. The note accrues interest at 8% per annum. The holder has the option to convert any balance of principal and interest into common stock of the Company. The rate of conversion for the note is calculated as the lowest of the 20 trading closing prices immediately preceding such conversion, discounted by 50%.

On June 29, 2017, the Company sold three convertible notes in the principal amount of $210,000. The convertible notes are due in one year and contain an original issue discount in the amount of $20,000. The funds were received July 3, 2017. The holder has the option to convert any balance of principal into common stock of the Company after the initial 180 days. The rate of conversion for this note is calculated as the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 42%. The remaining balance due at September 30, 2017 was $210,000. Interest accrues at 8% per annum.

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

The initial fair values of the embedded debt derivatives of $500,842, $227,746, $322,660, $108,458, $782,714, $87,897, $67,152, $466,458, $300,415, and $343,436, respectively, were allocated between debt discount and interest expense according to the face value of the debt.  During the nine months ended September 30, 2017 and 2016, $1,384,997 and $431,118, respectively, was charged to current period operations as interest expenses. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	0.10% to 0.45%
(2) dividend yield of	0%;
(3) volatility factor of	248% to 441%;
(4) an expected life of the conversion feature of	365 days; and
(5) estimated fair value of the Company’s common stock of	$0.0001 to $0.008 per share.

During the nine months ended September 30, 2017, the Company recorded a gain on fair value of derivative of $806,434.

The following table represents the Company’s derivative liability activity for the nine months ended September 30, 2017:

Balance at December 31, 2016	$1,525,135
Revaluation due to insufficient shares available for issuance	(300,766)
Valuation upon issuance of debts	2,048,072
Conversion	(566,593)
Change in derivative liability during the nine months ended September 30, 2017	(806,434)
Balance September 30, 2017	$1,899,414

NOTE 5 DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents the components of the Company’s derivative financial instruments associated with convertible promissory notes (See Note 4) which have no observable market data and are derived using the Black-Scholes option pricing model measured at fair value on a recurring basis, using Level 1 and 3 inputs to the fair value hierarchy, at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Embedded conversion features	$1,638,733	$963,688
Insufficient shares	260,681	561,447
Derivative liability	$1,899,414	$1,525,135

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

During the nine months ended September 30, 2017, the Company had outstanding notes with embedded conversion features and the Company did not, at this date, have a sufficient number of authorized and available shares of common stock to settle the outstanding contracts which triggered the requirement to account for these instruments as derivative financial instruments until such time as the Company has sufficient authorized shares.

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

Rental expense for the nine months ended September 30, 2017 and 2016 was $28,538 and $35,337, respectively. Future minimum rental payments for the remaining terms are as follows:

Year Ending December 31,	Amount
2018 – remaining three months	$10,314
2019	41,256
2020	41,256
2021	3,438
Total	$96,264

NOTE 7 STOCKHOLDERS’ EQUITY

Effective on August 3, 2017, George J. Powell, III, our Chief Executive Officer, Interim Chief Financial Officer, Secretary and Director, and the holder of all 1,000 shares of our outstanding Series A Preferred Stock, which provide the holder thereof the power to vote on all stockholder matters (including, but not limited to at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to fifty-one percent (51%) of the total vote, executed a written consent in lieu of the 2017 annual meeting of stockholders (the “Majority Stockholder Consent”), approving the following matters:

●	the appointment of two members to the Company’s Board of Directors (Mr. Powell and Thomas H. Witthuhn);

●	the adoption of the Code Green Apparel Corp. 2017 Equity Incentive Plan;

●	The filing of a Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s capital stock to five billion (5,000,000,000) shares, consisting of four billion nine hundred ninety million (4,990,000,000) shares of common stock, $0.001 par value per share and ten million (10,000,000) shares of preferred stock, $0.001 par value per share, without affecting or modifying the Company’s previously designated shares of preferred stock in any way (the “Amendment”);

●	authority for our Board of Directors, without further stockholder approval, to effect a reverse stock split of all of the outstanding common stock of the Company, by the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada, in a ratio of between one-for-one hundred and one-for-one thousand, with the Company’s Board of Directors having the discretion as to whether or not the reverse split is to be effected, and with the exact exchange ratio of any reverse split to be set at a whole number within the above range as determined by the Board of Directors in its sole discretion, at any time before the earlier of (a) August 3, 2018; and (b) the date of the Company’s 2018 annual meeting of stockholders;

●	the appointment of Soles, Heyn & Company LLP as the Company’s independent registered public accounting firm;

●	an advisory vote on the frequency of an advisory vote on executive compensation; and

●	an advisory vote on executive compensation.

In accordance with Rule 14c-2 of the Exchange Act, the corporate actions became effective forty (40) days after the date notice of the internet availability of an Information Statement disclosing the Majority Stockholder Consent was first sent to stockholders, which date was September 25, 2017.

On December 21, 2017, the Amendment was filed with, and became effective with the Secretary of State of Nevada. The increase in authorized shares is reflected in the balance sheets.

On April 12, 2017, our Board of Directors and majority shareholder (i.e., George J. Powell, III, the Company’s Chief Executive Officer and Director, who holds (i) 1,000 shares of Series A Preferred Stock, which provides the holder thereof the right to vote 51% of the vote on all shareholder matters and (ii) 89,115,016 shares of the Company’s outstanding common stock), via a written consent to action without meeting, approved the filing of a Certificate of Amendment to our Articles of Incorporation to increase the authorized common stock of the Company, from one billion (1,000,000,000) shares of common stock, $0.001 par value per share, to one billion, nine hundred and ninety million (1,990,000,000) shares of common stock, $0.001 par value share. The increase in authorized shares is reflected in the balance sheets.

On April 13, 2017, the Company filed the April 2017 amendment with the Nevada Secretary of State, which became effective on the same date.

On January 9, 2017, the Company issued 10,000,000 shares of its restricted common stock to its then newly appointed Director and COO, as a signing bonus for his appointment to the Company’s Board of Directors. The shares had a fair market value of $30,000.

On February 9, 2017, the Company entered into an Advertising Services Agreement (the “Advertising Agreement”) with Cicero Consulting Group, LLC (“Cicero”), pursuant to which Cicero agreed to provide marketing and advertising services to the Company for a term of six months. In consideration for agreeing to provide those services the Company agreed to issue Cicero 32 million shares of common stock. The value of the 32,000,000 shares is $96,000. Due to the terms of the agreement, $96,000 has been recorded in the statement of operations for the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Company issued 59,220,554 shares of common stock in settlement of $736,184 of principal and interest indebtedness and recorded a net gain on conversion of $59,616.

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

NOTE 8 GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has had only limited revenues since inception. Since inception, it has incurred significant losses to date, and as of September 30, 2017, has an accumulated deficit of $15,734,857 and has a working capital deficit of $2,925,369. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue its operations is uncertain and is dependent upon its ability to implement a business plan sufficient to generate positive cash flow and/or raise capital to fund its operations. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations in the normal course of business.

NOTE 9 SUBSEQUENT EVENTS

During December 2017, we sold a Convertible Promissory Note to More Capital, LLC (“More Capital”). The note had a purchase price of $25,000, a face amount of $32,200, an original issue discount of $4,200, a due date of June 13, 2018 and an interest rate of 10% per annum. We also agreed to pay $3,000 of More Capital’s expenses associated with the transaction. At any time 90 days after the issuance date the principal amount of the note can be converted into our common stock at the option of the holder, subject to a 4.99% beneficial ownership limitation, at a conversion price equal to 50% of the average of the three lowest quoted sales prices for our common stock on the 20 trading days prior to conversion, subject to an additional discount of 10% in the event our common stock is subject to a DTC chill. We can prepay the note subject to certain prepayment penalties. We also provided More Capital a right of first refusal to provide additional funding during the period the note is outstanding. The note is payable by way of daily withdrawals from our bank account in the amount of $134. We also agreed that if we provide any financing source more favorable term(s) than More Capital while the note is outstanding that the More Capital note would, at the option of More Capital, be amended to include such more favorable term(s). The note contains various penalties and liquidated damages upon the occurrence of an event of default.

During December 2017, we entered into a Securities Purchase Agreement and sold a 12% Convertible Redeemable Note in the amount of $58,200 to Adar Bays, LLC (“Adar Bays” and the “Adar Bays Note”). The amount owed under the Adar Bays Note is convertible into shares of our common stock at a conversion price equal to 58% of the lowest trading price of our common stock for the 20 trading days prior to conversion, accrues interest at 12% per annum until paid in full, included an original issue discount (OID) of $5,700 and has a due date of December 20, 2018. In the event restrictions are placed on our stock by the Depository Trust Company, the conversion rate would be adjusted to 48% of the lowest trading price of our common stock for the 20 trading days prior to conversion. The note also contains a prohibition on conversion if such conversion would result in Adar Bays holding more than 9.9% of our outstanding stock. The note also contains various penalties and liquidated damages upon the occurrence of an event of default.

We also entered into a second 12% Convertible Redeemable Note with Adar Bay with substantially similar terms as the Adar Bays Note (the “2nd Adar Bays Note”), provided that instead of funding the 2nd Adar Bay Note in cash, in connection with our entry into the 2nd Adar Bay Note, Adar Bay provided us a Collateralized Secured Promissory Note in the amount of $52,500 which represented amounts owed under the note and which note is due December 20, 2018. The note accrues interest at the rate of 12% per annum until paid in full. Amounts due under the Collateralized Secured Promissory Note are offset against amounts due under the 2nd Adar Bays Note until paid in full. We can prepay the note subject to certain prepayment penalties. The note contains various penalties and liquidated damages upon the occurrence of an event of default.

During December 2017, we entered into a Securities Purchase Agreement with Carebourn Capital, L.P. (“Carebourn”) and sold Carebourn a 12% Convertible Note in the principal amount of $66,700 (the “Carebourn December 2017 Note”). As part of the purchase agreement, we provided Carebourn a right of first refusal to participate in future offerings for 12 months, subject to certain exceptions. We also paid $8,000 of Carebourn’s expenses associated with the offering. The Carebourn December 2017 Note is convertible into shares of our common stock at any time 90 days after the sale date at a conversion price equal to 58% of the lowest trading price of our common stock for the last 20 trading days prior to conversion (subject to reductions of up to an additional 15% in the conversion price percentage upon the occurrence of certain defaults under the note), accrues interest at 12% per annum, had an OID of $8,700 and a due date of December 18, 2018. We can prepay the note subject to certain prepayment penalties. The note contains various penalties and liquidated damages upon the occurrence of an event of default. The note is payable by way of daily withdrawals from our bank account in the amount of $278, which begin March 1, 2018. We also agreed that if we provide any financing source more favorable term(s) than the note while the note is outstanding that note would, at the option of Carebourn, be amended to include such more favorable term(s). We also provided Carebourn a right of first refusal to provide additional funding during the period the note is outstanding.

On December 21, 2017, we filed an Amendment with the Secretary of State of Nevada to increase our authorized number of shares of common stock to 5,000,000,000.

Effective on January 2, 2018, Thomas H. Witthuhn, a member of the Company’s Board of Directors and the Chief Operating Officer of the Company resigned as the Chief Operating Officer of the Company.

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

Where You Can Find Other Information

We file annual, quarterly, and current reports and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov. Information on our website is not part of this Report, and we do not desire to incorporate by reference such information herein. You may also read and copy any documents we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You can also obtain copies of the document upon the payment of a duplicating fee to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report.

Corporate Information

Our principal executive offices are located at 31642 Pacific Coast Highway, Ste 102, Laguna Beach, California 92651, and our telephone number is (888) 884-6277. Our website address is www.codegreenapparel.com. The information on, or that may be accessed through, our website is not incorporated by reference into this registration statement and should not be considered a part of this registration statement.

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

Recent Transactions:

Written Consent in Lieu of Annual Meeting

Effective on August 3, 2017, George J. Powell, III, our Chief Executive Officer, Interim Chief Financial Officer, Secretary and Director, and the holder of all 1,000 shares of our outstanding Series A Preferred Stock, which provide the holder thereof the power to vote on all stockholder matters (including, but not limited to at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to fifty-one percent (51%) of the total vote, executed a written consent in lieu of the 2017 annual meeting of stockholders (the “Majority Stockholder Consent”), approving the following matters:

●	the appointment of two members to our Board of Directors (Mr. Powell and Thomas H. Witthuhn);

●	the adoption of the Code Green Apparel Corp. 2017 Equity Incentive Plan;

●	the filing of a Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s capital stock to five billion (5,000,000,000) shares, consisting of four billion nine hundred ninety million (4,990,000,000) shares of common stock, $0.001 par value per share and ten million (10,000,000) shares of preferred stock, $0.001 par value per share, without affecting or modifying the Company’s previously designated shares of preferred stock in any way (the “Amendment”);

●	authority for our Board of Directors, without further stockholder approval, to effect a reverse stock split of all of the outstanding common stock of the Company, by the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada, in a ratio of between one-for-one hundred and one-for-one thousand, with the Company’s Board of Directors having the discretion as to whether or not the reverse split is to be effected, and with the exact exchange ratio of any reverse split to be set at a whole number within the above range as determined by the Board of Directors in its sole discretion, at any time before the earlier of (a) August 3, 2018; and (b) the date of the Company’s 2018 annual meeting of stockholders;

●	the appointment of Soles, Heyn & Company LLP as our independent registered public accounting firm;

●	an advisory vote on the frequency of an advisory vote on executive compensation; and

●	an advisory vote on executive compensation.

In accordance with Rule 14c-2 of the Exchange Act, the corporate actions became effective forty (40) days after the date notice of the internet availability of an Information Statement disclosing the Majority Stockholder Consent was first sent to stockholders, which date was September 25, 2017.

On December 21, 2017, the Company filed the Amendment with the Nevada Secretary of State, which became effective on the same date.

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

Resignation of Director

Effective on January 2, 2018, Thomas H. Witthuhn, a member of the Company’s Board of Directors and the Chief Operating Officer of the Company resigned as the Chief Operating Officer of the Company.

Sale of Notes

In August 2017, the holder under a $100,000 convertible note which we sold in June 2017, funded an additional $50,000 under the convertible note, with an original discount of $4,167. The holder has the option to convert any balance of principal into common stock of the Company after 180 days from the date of funding. The rate of conversion for this note is calculated as the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 42%.

On or around December 13, 2017, we sold a Convertible Promissory Note to More Capital, LLC (“More Capital”). The note had a purchase price of $25,000, a face amount of $32,200, an original issue discount of $4,200, a due date of June 13, 2018 and an interest rate of 10% per annum. We also agreed to pay $3,000 of More Capital’s expenses associated with the transaction. At any time 90 days after the issuance date the principal amount of the note can be converted into our common stock at the option of the holder, subject to a 4.99% beneficial ownership limitation, at a conversion price equal to 50% of the average of the three lowest quoted sales prices for our common stock on the 20 trading days prior to conversion, subject to an additional discount of 10% in the event our common stock is subject to a DTC chill. We can prepay the note subject to certain prepayment penalties. We also provided More Capital a right of first refusal to provide additional funding during the period the note is outstanding. The note is payable by way of daily withdrawals from our bank account in the amount of $134. We also agreed that if we provide any financing source more favorable term(s) than More Capital while the note is outstanding that the More Capital note would, at the option of More Capital, be amended to include such more favorable term(s). The note contains various penalties and liquidated damages upon the occurrence of an event of default.

On or around December 20, 2017, we entered into a Securities Purchase Agreement and sold a 12% Convertible Redeemable Note in the amount of $58,200 to Adar Bays, LLC (“Adar Bays” and the “Adar Bays Note”). The amount owed under the Adar Bays Note is convertible into shares of our common stock at a conversion price equal to 58% of the lowest trading price of the Company’s common stock for the 20 trading days prior to conversion, accrues interest at 12% per annum until paid in full, included an original issue discount (OID) of $5,700 and has a due date of December 20, 2018. In the event the Company experiences a DTC chill the conversion rate is adjusted to 48% of the lowest trading price of the Company’s common stock for the 20 trading days prior to conversion. The note also contains a blocker prohibiting conversion thereof if such conversion would result in the holder holding more than 9.9% of the company’s outstanding stock. The note contains various penalties and liquidated damages upon the occurrence of an event of default.

We also entered into a second 12% Convertible Redeemable Note with Adar Bay with substantially similar terms as the Adar Bays Note (the “2nd Adar Bays Note”), provided that instead of funding the 2nd Adar Bay Note in cash, in connection with our entry into the 2nd Adar Bay Note, Adar Bay provided us a Collateralized Secured Promissory Note in the amount of $52,500 which represented amounts owed under the note and which note is due December 20, 2018. The note accrues interest at the rate of 12% per annum until paid in full. Amounts due under the Collateralized Secured Promissory Note are offset against amounts due under the 2nd Adar Bays Note until paid in full. We can prepay the note subject to certain prepayment penalties. The note contains various penalties and liquidated damages upon the occurrence of an event of default.

On or around December 18, 2017, we entered into a Securities Purchase Agreement with Carebourn Capital, L.P. (“Carebourn”) and sold Carebourn a 12% Convertible Note in the principal amount of $66,700 (the “Carebourn December 2017 Note”). As part of the purchase agreement, we provided Carebourn a right of first refusal to participate in future offerings for 12 months, subject to certain exceptions. We also paid $8,000 of Carebourn’s expenses associated with the offering. The Carebourn December 2017 Note is convertible into shares of our common stock at any time 90 days after the sale date at a conversion price equal to 58% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion (subject to reductions of up to an additional 15% in the conversion price percentage upon the occurrence of certain defaults under the note), accrues interest at 12% per annum, had an OID of $8,700 and a due date of December 18, 2018. We can prepay the note subject to certain prepayment penalties. The note contains various penalties and liquidated damages upon the occurrence of an event of default. The note is payable by way of daily withdrawals from our bank account in the amount of $278, which begin March 1, 2018. We also agreed that if we provide any financing source more favorable term(s) than the note while the note is outstanding that note would, at the option of Carebourn, be amended to include such more favorable term(s). We also provided Carebourn a right of first refusal to provide additional funding during the period the note is outstanding.

Plan of Operations

We continue to develop both new products and new areas of opportunity. We will be shipping a collection of golf style polos and golf jackets to Waste Management that will be worn by its management team during the Waste Management Phoenix Open, PGA event in early February 2018. This is one of the biggest PGA events of the year and will potentially expose our brand to millions of golfing fans around the world. We have also shipped several programs directly to various PGA local events during the past few months and have agreed to provide products to certain PGA events in northern California as we move into 2018. We have developed a line a golf products and plan to sell those products into the marketplace in the second quarter of 2018. We anticipate that this business will grow in importance as we move into the peak-selling season for the golfing community.

We also anticipate completing an acquisition of an apparel company during the first quarter of 2018. We hope this will synergize our sales efforts as we gain access to their existing customer base and utilize their sales force. We expect this to have a positive effect on sales as we move into the second half of 2018. We will continue to look towards growing internal brands of Code Green Apparel and Code Green Golf as well. We will continue to review options for growth via internal sales and possibly acquisitions when we see synergies.

We will also continue to look to develop strong financial partnerships moving forward, with the goal of growing revenues.

Results of Operations

Three months ended September 30, 2017 versus the three months ended September 30, 2016

The following table presents the Company’s results of operations for the three months ended September 30, 2017 compared to the three months ended September 30, 2016:

	For the Three Months Ended September 30,
	2017	2016	$ Change	% Change
Revenue	$10,785	$208,884	(198,099)	(95%)
Cost of Goods Sold	(4,142)	(173,321)	169,179	98%

Gross Profit	6,643	35,563	(28,920)	(81%)

Operating Expenses
Selling, General and Administrative	108,921	148,477	(39,556)	(27%)

Total Operating Expenses	108,921	148,477	(39,556)	(27%)

Loss From Operations	(102,278)	(112,914)	10,636	9%

Other Income (Expense)
Gain on Conversion	17,799	—	17,799	100%
Change in Fair Value of Derivative	(105,990)	456,744	(562,734)	123%
Derivative Liability Gain (Expense) – Insufficient Shares	(260,681)	(905,980)	645,299	71%
Interest Expense	(469,389)	(34,607)	(434,782)	1,256%

Total Other Income (Expense)	(818,261)	1,328,117	(2,146,378)	(162%)

Net (Loss)	(920,539)	1,215,203	(2,135,742)	(176%)

Revenue and Gross Loss

During the three months ended September 30, 2017, the Company generated $10,785 in revenues through the sale of goods with associated costs of $4,142. During the three months ended September 30, 2016, the Company generated $208,884 in revenues through the sale of goods with associated costs of $173,321. The Company recognized a gross profit of $6,643 and $35,563 for the three months ended September 30, 2017 and 2016, respectively.

Operating expenses

The Company incurred $108,921 in selling, general and administrative expenses for the three months ended September 30, 2017, a $39,556 decrease from the $148,477 in selling, general and administrative expenses incurred during the three months ended September 30, 2016. This decrease is directly related to a decrease in professional fees and product development expenses.

The Company incurred no consulting expenses for the three months ended September 30, 2017. For the three months ended September 30, 2016, the Company incurred $61,050 of consulting expenses, which are included under selling, general and administrative expenses. Consulting expenses relate to the development of products within the corporate logo wear industry made from sustainable textiles.

During the three months ended September 30, 2017, the Company incurred $54,922 of legal, accounting and professional expenses, which are included under selling, general and administrative expenses, which is a $33,023 increase from the $21,899 of legal, accounting and professional expenses incurred during the three months ended September 30, 2016. Legal, accounting and professional expenses relate to the Company’s registration statement and other filings with the Securities and Exchange Commission.

During the three months ended September 30, 2017, the Company incurred $116 of product development expenses, which are included under selling, general and administrative expenses, which is a $2,494 decrease compared to the $2,610 incurred during the three months ended September 30, 2017. The product development costs relate to the development of products within the corporate logo wear industry made from sustainable textiles, and were higher in the current period as the Company was active in developing new products.

During the three months ended September 30, 2017, the Company recorded $126,000 of non-cash compensation related to the stock issuance to consultants and an officer of the Company, which is included under selling, general and administrative expenses. During the three months ended September 30, 2016, the Company recorded no non-cash compensation.

Other income (expense)

During the three months ended September 30, 2017, the Company reported $469,389 of interest expense compared to $34,607 reported during the three months ended September 30, 2016. The interest expense relates to the promissory notes outstanding as described in greater detail in Notes 3 and 4 to the financial statements included herein.

During the three months ended September 30, 2017, the Company recognized an expense of $105,990 on change in fair value of derivative in connection with the valuation of the derivative liabilities (see Notes 4 and 5 of the financial statements included herein), compared to a gain on change in fair value of derivative of $456,744 for the three months ended September 30, 2016.

The Company recognized a $260,681 expense in connection with insufficient shares being available for the Company’s derivative liability for the three months ended September 30, 2017. The Company recognized a $905,980 gain in connection with insufficient shares being available for the Company’s derivative liability for the three months ended September 30, 2016.

The Company had a $17,799 gain on the conversion of debt in connection with the conversion of amounts due under the terms of certain convertible promissory notes into shares of our common stock for the three months ended September 30, 2017.

Net income (loss)

The Company had a net loss for the three months ended September 30, 2017 of $920,539, a $2,135,742 increase in net loss from the net income of $1,215,203 incurred during the three months ended September 30, 2016. The increase in net loss was primarily due to the reasons described above.

Nine months ended September 30, 2017 versus the nine months ended September 30, 2016

The following table presents the Company’s results of operations for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016:

	For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change

Revenue	$44,264	$237,262	($192,998)	(81%)
Cost of Goods Sold	(28,770)	(197,019)	168,249	85%

Gross Profit	15,494	40,243	(24,749)	(61%)

Operating Expenses
Selling, General and Administrative	530,573	750,163	(219,590)	(29%)

Total Operating Expenses	530,573	750,163	(219,590)	(29%)

Loss From Operations	(515,079)	(709,920)	(194,841)	(27%)

Other Income (Expense)
Gain on Conversion	59,616	—	59,616	100%
Change in Fair Value of Derivative	806,434	(136,960)	943,394	689%
Derivative Liability Gain (Expense) – Insufficient Shares	300,766	—	300,766	100%
Interest Expense	(1,846,555)	(66,526)	(1,780,029)	(2,676%)

Total Other Income (Expense)	(679,739)	(203,486)	(476,253)	(234%)

Net Income (Loss)	(1,194,818)	(913,406)	(281,412)	(31%)

Revenue and Gross Loss

During the nine months ended September 30, 2017, the Company generated $44,264 in revenues through the sale of goods with associated costs of $28,770. The Company recognized a gross profit of $15,494 for the nine months ended September 30, 2017. During the nine months ended September 30, 2016, the Company generated $237,262 in revenues through the sale of goods with associated costs of $197,019. The Company recognized a gross profit of $40,243 for the nine months ended September 30, 2016.

Operating expenses

The Company incurred $530,573 in selling, general and administrative expenses for the nine months ended September 30, 2017, a $219,590 decrease from the $750,163 in selling, general and administrative expenses incurred during the nine months ended September 30, 2016. This decrease is directly related to the limited cash resources which the Company had during the nine months ending September 30, 2017. Selling, general and administrative expenses consist of expenses the Company incurs during day-to-day operations.

During the nine months ended September 30, 2017, the Company incurred $90,845 of consulting expenses, which are included under selling, general and administrative expenses. The Company incurred $169,037 of consulting expenses during the nine months ended September 30, 2016. Consulting expenses relate to the development of products within the corporate logo wear industry made from sustainable textiles.

During the nine months ended September 30, 2017, the Company incurred $140,438 of legal, accounting and professional expenses, which are included under selling, general and administrative expenses, which is an $84,821 decrease from the $225,259 of legal, accounting and professional expenses incurred during the nine months ended September 30, 2016. Legal, accounting and professional expenses relate to the Company’s registration statement and other filings with the Securities and Exchange Commission. The main reason for the decrease in professional fees was the cost of the preparation of the Company’s Form S-1 registration statement during the prior period. Additionally, the Company did not have the resources in place to begin work on its required periodic reports during the nine months ending September 30, 2017.

During the nine months ended September 30, 2017, the Company incurred $71,710 of product development expenses, which are included under selling, general and administrative expenses, which is a $38,856 increase compared to the $32,854 incurred during the nine months ended September 30, 2016. The product development costs relate to the development of products within the corporate logo wear industry made from sustainable textiles, and were higher in the current period as the Company was developing new products.

During the nine months ended September 30, 2017, the Company incurred $41,956 of travel expenses, which are included under selling, general and administrative expenses, which is a $39,354 decrease from the $81,310 incurred during the nine months ended September 30, 2016. Travel expenses relate to the efforts by management to meet with new customers and potential customers and vary from period-to-period. Over time the Company expects to see a leveling off of these costs; however, as the Company grows the Company anticipates these expenses increasing.

During the nine months ended September 30, 2017, the Company recorded $126,000 of non-cash compensation related to the stock issuance to the Company’s COO and a consultant, which is included under selling, general and administrative expenses. During the nine months ended September 30, 2016, the Company recorded $117,000 of non-cash compensation related to the stock issuance to the Company’s former COO and a consultant.

Other income (expense)

During the nine months ended September 30, 2017, the Company reported $1,846,555 of interest expense compared to $66,526 reported during the nine months ended September 30, 2016. The interest expense relates to the promissory notes outstanding as described in greater detail in Notes 3 and 4 to the financial statements included herein.

During the nine months ended September 30, 2017, the Company recognized income of $806,434 in connection with the change in fair value of derivative in connection with the valuation of the derivative liabilities (see Notes 4 and 5 of the financial statements included herein), compared to an expense of $136,960 in change in fair value of derivative for the nine months ended September 30, 2016.

The Company recognized a $300,766 gain in connection with insufficient shares being available for the Company’s derivative liability for the nine months ended September 30, 2017.

The Company had a $59,616 gain on the conversion of debt in connection with the conversion of amounts due under the terms of certain convertible promissory notes into shares of our common stock for the nine months ended September 30, 2017.

Net income (loss)

The Company had a net loss for the nine months ended September 30, 2017 of $1,194,818, a $281,412 increase from the net loss of $913,406 incurred during the nine months ended September 30, 2016. The increase in net loss was primarily due to the reasons described above, mainly, the non-cash derivative liability gain.

Liquidity, Capital Resources and Going Concern

The Company had an accumulated deficit at September 30, 2017 of approximately $16 million. The Company had a net loss of $1,194,818 during the nine months ended September 30, 2017, had $32 of current assets as of September 30, 2017, consisting solely of cash, had only $10,476 in total assets and has negative working capital of $2,295,369 as of September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plans to eliminate the going concern situation include, but are not limited to, raising additional capital through the issuance of debt and equity (including the sale of additional convertible securities, which will likely be convertible into common stock at a discount to the trading price of the Company’s common stock), and improved cash flow management. Failure to raise additional capital or improve its performance in the next 12 months may cause the Company to significantly curtail its business activities and expansion plans within the next twelve months. The Company may be unable to sell additional debt, convertible debt and/or equity on favorable terms, if at all, and the sale of any such securities may cause substantial dilution to existing shareholders. In the event the Company is unable to fund its operations and expenses and satisfy outstanding liabilities in the future, it may be forced to liquidate assets, cease filing reports with the SEC or seek bankruptcy protection.

The Company had $32 cash as of September 30, 2017, compared to $47 as of December 31, 2016.

We had $10,476 of total assets as of September 30, 2017, consisting solely of fixed assets, net of $10,444 and $32 of cash.

We had total liabilities of $3,125,401 as of September 30, 2017, including current liabilities consisting of accounts payable and accrued expenses of $313,465, accrued interest on debt of $126,904, notes payable of $82,500, convertible notes, net of discount, of $503,118 and derivative liability of $1,899,414, and long-term liabilities consisting of notes payable, net of current portion, of $200,000.

Our outstanding promissory notes, convertible notes and derivative liability are described in greater detail in Notes 3, 4 and 5, to the financial statements attached herein and under “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Transactions”, above.

Cash Flows

	Nine Months Ending September 30,
	2017	2016
Net cash used by operating activities	$(408,651)	$(464,422)
Net cash used by investing activities	$—	$(14,534)
Net cash provided by financing activities	$408,636	$452,223

Operating Activities

Net cash used by operating activities for the nine months ended September 30, 2017 of $408,651 was mainly due to non-cash items including a derivative liability of $2,048,072, offset by $1,194,818 of net loss, $806,434 of gain on derivative revaluation and $126,000 of common stock issued for services.

Investing Activities

Net cash used by investing activities for the nine months ended September 30, 2016 was solely due to the purchase of fixed assets of $14,534. We had no net cash used by investing activities for the nine months ended September 30, 2017.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016, was from the sale of Series B Preferred Stock of $250,000 and $95,956 of proceeds from note payable sales, net of repayments. We had $408,636 of net cash provided by financing activities for the nine months ended September 30, 2017 related to proceeds from the sale of notes payable, net of repayments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO), to allow timely decisions regarding required disclosures.

Management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of September 30, 2017, based on the evaluation of these disclosure controls and procedures, and in light of the reasons described below, our CEO has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosures.

Management has identified the following control deficiencies that represent material weaknesses as of September 30, 2017:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2017, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has had only limited revenues since inception. The Company had an accumulated deficit at September 30, 2017 of approximately $16 million. The Company had a net loss of $1,174,030 during the nine months ended September 30, 2017, had $32 of current assets as of September 30, 2017, consisting solely of cash, had only $10,476 in total assets and had negative working capital of $2,960,218, as of September 30, 2017. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plans to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, and improved cash flow management. If we are unable to raise additional funding our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From July 1, 2017 to September 30, 2017, Auctus converted $13,470 of the amount owed under certain convertible promissory note(s) held by Auctus into 245,167,700 shares of our common stock.

From July 1, 2017 to September 30, 2017, Adar Bays converted $10,876 of the amount owed under certain convertible promissory note(s) held by Adar Bays into 119,953,334 shares of our common stock.

From October 1, 2017 to January 4, 2018, Auctus converted $9,854 of the amount owed under certain convertible promissory note(s) held by Auctus into 224,099,800 shares of our common stock.

In August 2017, we sold a convertible promissory note in the amount of $50,000, with an original discount of $4,167. The holder has the option to convert any balance of principal into common stock of the Company after the initial 180 days. The rate of conversion for this note is calculated as the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 42%.

In December 2017, the Company sold the Adar Bays Note, 2nd Adar Bays Note, Carebourn December 2017 Note and More Capital convertible note (each as described in greater detail above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Recent Transactions” – “Sale of Notes”).

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for the debt conversions described above, as the securities were exchanged by us with our existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

We claim an exemption from registration for the issuance of such convertible securities pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, since the foregoing issuances and sales did not involve a public offering, the recipients were (i) “accredited investors”; and/or (ii) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, and the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Use of Proceeds From Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

As described above in the unaudited condensed financial statements and the footnotes included therewith attached above under “Part I – Financial Information” – “Item 1. Financial Statements”, certain of the Company’s outstanding notes and convertible notes are in default as of the date of this filing, due to the failure of the Company to pay such notes in full upon the maturity dates thereof.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Written Consent and Amendment to Certificate of Incorporation

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

●              the adoption of the Code Green Apparel Corp. 2017 Equity Incentive Plan;

●              the filing of a Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s capital stock to five billion (5,000,000,000) shares, consisting of four billion nine hundred ninety million (4,990,000,000) shares of common stock, $0.001 par value per share and ten million (10,000,000) shares of preferred stock, $0.001 par value per share, without affecting or modifying the Company’s previously designated shares of preferred stock in any way (the “Amendment”);

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

In accordance with Rule 14c-2 of the Exchange Act, the corporate actions became effective forty (40) days after the date notice of the internet availability of an Information Statement disclosing the Majority Stockholder Consent was first sent to stockholders, which date was September 25, 2017.

On December 21, 2017, the Company filed the Amendment with the Nevada Secretary of State, which became effective on the same date.

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

Resignation of Director

Effective on January 2, 2018, Thomas H. Witthuhn, a member of the Company’s Board of Directors and the Chief Operating Officer of the Company resigned as the Chief Operating Officer of the Company.

Sale of Notes

In August 2017, the holder under a $100,000 convertible note which we sold in June 2017, funded an additional $50,000 under the convertible note, with an original discount of $4,167. The holder has the option to convert any balance of principal into common stock of the Company after 180 days from the date of funding. The rate of conversion for this note is calculated as the average of the three lowest closing prices of the Company’s common stock during the 20 trading days immediately preceding such conversion, discounted by 42%.

On or around December 13, 2017, we sold a Convertible Promissory Note to More Capital, LLC (“More Capital”). The note had a purchase price of $25,000, a face amount of $32,200, an original issue discount of $4,200, a due date of June 13, 2018 and an interest rate of 10% per annum. We also agreed to pay $3,000 of More Capital’s expenses associated with the transaction. At any time 90 days after the issuance date the principal amount of the note can be converted into our common stock at the option of the holder, subject to a 4.99% beneficial ownership limitation, at a conversion price equal to 50% of the average of the three lowest quoted sales prices for our common stock on the 20 trading days prior to conversion, subject to an additional discount of 10% in the event our common stock is subject to a DTC chill. We can prepay the note subject to certain prepayment penalties. We also provided More Capital a right of first refusal to provide additional funding during the period the note is outstanding. The note is payable by way of daily withdrawals from our bank account in the amount of $134. We also agreed that if we provide any financing source more favorable term(s) than More Capital while the note is outstanding that the More Capital note would, at the option of More Capital, be amended to include such more favorable term(s). The note contains various penalties and liquidated damages upon the occurrence of an event of default.

On or around December 20, 2017, we entered into a Securities Purchase Agreement and sold a 12% Convertible Redeemable Note in the amount of $58,200 to Adar Bays, LLC (“Adar Bays” and the “Adar Bays Note”). The amount owed under the Adar Bays Note is convertible into shares of our common stock at a conversion price equal to 58% of the lowest trading price of the Company’s common stock for the 20 trading days prior to conversion, accrues interest at 12% per annum until paid in full, included an original issue discount (OID) of $5,700 and has a due date of December 20, 2018. In the event the Company experiences a DTC chill the conversion rate is adjusted to 48% of the lowest trading price of the Company’s common stock for the 20 trading days prior to conversion. The note also contains a blocker prohibiting conversion thereof if such conversion would result in the holder holding more than 9.9% of the company’s outstanding stock. The note contains various penalties and liquidated damages upon the occurrence of an event of default.

We also entered into a second 12% Convertible Redeemable Note with Adar Bay with substantially similar terms as the Adar Bays Note (the “2nd Adar Bays Note”), provided that instead of funding the 2nd Adar Bay Note in cash, in connection with our entry into the 2nd Adar Bay Note, Adar Bay provided us a Collateralized Secured Promissory Note in the amount of $52,500 which represented amounts owed under the note and which note is due December 20, 2018. The note accrues interest at the rate of 12% per annum until paid in full. Amounts due under the Collateralized Secured Promissory Note are offset against amounts due under the 2nd Adar Bays Note until paid in full. We can prepay the note subject to certain prepayment penalties. The note contains various penalties and liquidated damages upon the occurrence of an event of default.

On or around December 18, 2017, we entered into a Securities Purchase Agreement with Carebourn Capital, L.P. (“Carebourn”) and sold Carebourn a 12% Convertible Note in the principal amount of $66,700 (the “Carebourn December 2017 Note”). As part of the purchase agreement, we provided Carebourn a right of first refusal to participate in future offerings for 12 months, subject to certain exceptions. We also paid $8,000 of Carebourn’s expenses associated with the offering. The Carebourn December 2017 Note is convertible into shares of our common stock at any time 90 days after the sale date at a conversion price equal to 58% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion (subject to reductions of up to an additional 15% in the conversion price percentage upon the occurrence of certain defaults under the note), accrues interest at 12% per annum, had an OID of $8,700 and a due date of December 18, 2018. We can prepay the note subject to certain prepayment penalties. The note contains various penalties and liquidated damages upon the occurrence of an event of default. The note is payable by way of daily withdrawals from our bank account in the amount of $278, which begin March 1, 2018. We also agreed that if we provide any financing source more favorable term(s) than the note while the note is outstanding that note would, at the option of Carebourn, be amended to include such more favorable term(s). We also provided Carebourn a right of first refusal to provide additional funding during the period the note is outstanding.

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

Code Green Apparel Corp.

Date: January 12, 2018	By:	/s/ George J. Powell, III
George J. Powell, III
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial/Accounting Officer)

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date/Period End Date	File Number
2.1+	Asset Purchase Agreement by and between Code Green Apparel Corp., as purchaser and 10Star LLC, as seller, dated June 23, 2016		8-K	2.1	7/13/2016	333-206089
3.1	Articles and Restated By-Laws		S-1	3.1	8/4/15	333-206089
3.2	Certificate of Designation of Series B Convertible Preferred Stock		S-1/A	99.3	1/29/16	333-206089
3.3	Certificate of Amendment to the Articles of Incorporation of Code Green Apparel Corp. (increasing the authorized capitalization to 2,000,000,000 shares, representing 1,990,000,000 shares of common stock and 10,000,000 shares of preferred stock), as filed with the Secretary of State of Nevada on April 13, 2017		8-K	3.1	4/14/17	333-206089
3.4	Certificate of Amendment to the Articles of Incorporation of Code Green Apparel Corp. (increasing the authorized capitalization to 5,000,000,000 shares, representing 4,990,000,000 shares of common stock and 10,000,000 shares of preferred stock), as filed with the Secretary of State of Nevada on December 21, 2017	X
10.1	Form of Investor Subscription Agreement		S-1/A	99.1	11/13/15	333-206089
10.2	Employment Agreement with George J. Powell, III***		S-1/A	99.2	11/13/15	333-206089
10.3	Investor Subscription Agreement for Series B Convertible Preferred Stock		S-1/A	99.4	1/29/16	333-206089
10.4	Exchange Agreement dated December 7, 2015 between the Company and Dr. Eric H. Scheffey		S-1/A	99.5	1/29/16	333-206089
10.5	$150,000 Convertible Promissory Note dated December 3, 2015 between the Company and Beaufort Capital Partners, LLC		S-1/A	10.5	4/11/16	333-206089
10.6	Promissory Note by Code Green Apparel Corp., in favor of 10Star LLC ($200,000)		8-K	10.1	7/13/2016	333-206089
10.7	Form of Executive Employment Agreement***		8-K	10.2	7/13/2016	333-206089
10.8	Form of Restricted Stock Agreement***		8-K	10.3	7/13/2016	333-206089
10.9	June 15, 2016 Securities Purchase Agreement with Carebourn Capital, L.P.		10-Q	10.4	6/30/16	333-206089
10.10	$121,325 Convertible Promissory Note owed to Carebourn Capital, L.P.		10-Q	10.5	6/30/16	333-206089
10.11	$75,000 Promissory Note dated July 23, 2016		10-Q	10.6	9/30/16	333-206089
10.12	September 23, 2016 Securities Purchase Agreement with Carebourn Capital, L.P.		10-Q	10.7	9/30/16	333-206089
10.13	September 23, 2016 $63,825 Convertible Promissory Note owed to Carebourn Capital, L.P.		10-Q	10.8	9/30/16	333-206089

10.14	Note Purchase Agreement dated April 12, 2017, by and between Code Green Apparel Corp. and Sojourn Investments, LP	8-K	10.1	4/26/17	000-53434
10.15	10% Convertible Debenture dated April 12, 2017, by Code Green Apparel Corp. in favor of Sojourn Investments, LP	8-K	10.2	4/26/17	000-53434

10.16	Securities Purchase Agreement dated April 17, 2017, by and between Code Green Apparel Corp. and Carebourn Capital, L.P.		8-K	10.3	4/26/17	000-53434
10.17	$135,575 Convertible Promissory Note dated April 17, 2017, by Code Green Apparel Corp. in favor of Carebourn Capital, L.P.		8-K	10.4	4/26/17	000-53434
10.18	Securities Purchase Agreement dated May 22, 2017, by and between Code Green Apparel Corp. and Power Up Lending Group Ltd.		8-K	10.1	6/16/17	000-53434
10.19	$35,000 Convertible Promissory Note dated May 22, 2017, by Code Green Apparel Corp. in favor of Power Up Lending Group Ltd.		8-K	10.2	6/16/17	000-53434
10.20	10% Convertible Promissory Note dated May 25, 2017, by Code Green Apparel Corp. in favor of JSJ Investment Inc.		8-K	10.3	6/16/17	000-53434
10.21	Securities Purchase Agreement dated June 5, 2017, by and between Code Green Apparel Corp. and Auctus Fund, LLC		8-K	10.4	6/16/17	000-53434
10.22	10% $150,000 Convertible Promissory Note dated June 5, 2017, by Code Green Apparel Corp. in favor of Auctus Fund, LLC		8-K	10.5	6/16/17	000-53434
10.23	Code Green Apparel Corp. 2017 Equity Incentive Plan		10-Q	10.23	6/30/17	000-53434
10.24	December 20, 2017 Securities Purchase Agreement between Code Green Apparel Corp. and Adar Bays, LLC	X
10.25	12% Convertible Redeemable Note dated December 20, 2017, in the amount of $58,200 issued by Code Green Apparel Corp. to Adar Bays, LLC	X
10.26	Second 12% Convertible Redeemable Note dated December 20, 2017, in the amount of $58,200 issued by Code Green Apparel Corp. to Adar Bays, LLC	X
10.27	Collateralized Secured Promissory Note in the amount of $52,500 by Adar Bays LLC in favor of Code Green Apparel Corp.	X
10.28	December 18, 2017 Securities Purchase Agreement between Code Green Apparel Corp. and Carebourn Capital, L.P.	X
10.29	Form of December 18, 2017 12% Convertible Note issued by Code Green Apparel Corp. in favor of Carebourn Capital, L.P.	X
10.30	December 13, 2017 Convertible Promissory Note issued by Code Green Apparel Corp. to More Capital, LLC	X
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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